Form 10KSB
period 2004-12-31
UNIVERSAL FLIRTS CORP.
filed 2005-02-11
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   FORM 10-KSB

                    -----------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File #333-117718
                             UNIVERSAL FLIRTS, CORP.
             (Exact name of registrant as specified in its charter)

                                     Delaware
         (State or other jurisdiction of incorporation or organization)

                                   20-1198142
                      (IRS Employer Identification Number)

            142 Mineola Avenue, Suite 2-D, Roslyn Heights, New York 11577
               (Address of principal executive offices )(Zip Code)

                                  516-359-5619
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------
     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $ 137

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 10, 2005, was: $260,850

Number of shares of the registrant's common stock outstanding as of February 10, 2005 is: 10,739,000

Transfer Agent as of February 10, 2005:

                             Corporate Stock Transfer
                             3200 Cherry Creek Drive South,
                             Suite 430
                             Denver, Colorado 80209

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated under the laws of the State of Delaware on May 25, 2004. We commenced operations for the purposes of evaluating, structuring, and completing a merger with prospects consisting of private companies, partnerships, or sole proprietorships in the United States. On June 1, 2004, we obtained all of the shares of Universal Flirts, Inc., a New York corporation, from Darrell Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of our common stock to the Universal Flirts, Inc. shareholder pursuant to a Stock Purchase Agreement and Share Exchange between Universal Flirts, Inc. and us. Pursuant to the Stock Purchase Agreement and Share Exchange, Universal Flirts, Inc. became our wholly owned subsidiary. Until this reorganization our activities had been limited to actions related to our organization, and we conducted virtually no business operations.

Now, through our subsidiary, we own and operate an online dating service. Our subsidiary, Universal Flirts, Inc. was incorporated on August 22, 2003, and launched its first website, www.Americanflirts.com, in late 2003. American Flirts is an online dating service dedicated towards helping all American singles find love and romance, and presently offers complete access to all of the site's features for free. Although we cater towards American singles, singles from all over the world are welcome to use our service. Singles can register for free and gain access to all features offered by American Flirts including personal ads, instant messaging, advanced search features, hotlists, cupid report, instant flirts, public or private photos (only for members you specify to view) and e-mail. A new and unique American Flirts feature is the "hotties" section, which lists the most popular singles by state.

We hope to benefit from the recent success that online dating industries have had. According to Michael Zimbalist, executive director of Online Publishers Association, a trade organization of online media companies, "for the full year of 2002, the personals and dating category was the largest single paid content category overall," as noted on FoxNews.com in an article entitled "Online Dating Is Net Success." (www.foxnews.com/story/0,2933,87256,00.html, May 21, 2003, p.
1)

In addition to AmericanFlirts.com, Universal Flirts has also secured the following domain names for expansion:

     * UniversalFlirts.Com - General site aggregating the standard members from partner sites. We will use this domain name to construct a site that will serve as the primary site database and location for integrating the member bases of companies that we build online dating sites for. We expect this site to be fairly generic in content as it must appeal to members of all different age groups, ethnicities, backgrounds, and locations.

     * UniversityFlirts.Com - Geared towards college students. We will implement several features designed to make this site appeal specifically to college students including:

          -    All profiles will list the college that the user is attending;

          - Advanced Search Tool will allow users to search for members who attend a particular college or colleges within an overall advanced search; and

          - Registration Form & Profiles will be altered to add fields relevant specifically to college students including year of graduation and fraternity/sorority.

     * CasualFlirts.com and/or Discreet Flirts.com - "Edgier" site catering to a more "adults only" audience. Here we will create a site that serves as a tool for members to make connections and find partners for dating, romance, and a variety of personal encounters. To help members find a match, we offer several features which will narrow a search so that users can find exactly the kind of match they are looking for. This site will be devoted to those who are interested in advancing to personal encounters soon after initial contact, rather than exchanging a series of emails or slowly getting to know one another over a period of time.

On a very limited budget, and with no money spent on advertising, we have generated 2,455 members. The majority of our member base has been obtained from two sources: search engine results and links placed in online dating directories via link exchange programs. Online dating directories have link exchange programs whereby they list AmericanFlirts.com in their directory in exchange for placing a link to their directory on our site. The links to these other directories can be found under the "Links" section of the AmericanFlirts.com website. There are no costs involved with any of the link exchange programs that we have participated in. We completed a private placement in which we have raised $73,550 to devote primarily to advertising, working capital, and site enhancements, as well as professional fees, thereby giving us the opportunity to gain members at a faster rate, further differentiate and brand our product, and ultimately generate revenue through membership fees and advertising income.

We began generating revenue in October, 2004 through the implementation of Google's AdSense Program. Google AdSense(TM) delivers ads targeted to our content pages and, by adding Google WebSearch to our site, AdSense delivers targeted ads to our search results pages too. At no cost to us, we are paid a minimal amount every time a user clicks on one of the targeted ads on our site. As of December 31, 2004, we have generated a total of $173 as a result of our participation in Google's AdSense program.

In subsequent phases of operations, we anticipate generating additional revenue from the following sources (further discussed in our "Management Discussion and Analysis" section below):

     o    Subscription fees from website members - a "pay" model

     o Implementing a model whereby we build a custom look and feel online dating site for other sites with large member bases, integrate their subscribers into our database, and share revenues

          This model would apply to any website that currently possesses a large user base, but does not have an online dating application on its website or an affiliation with any such entity. Newspapers, magazines, or even websites for popular music groups may consider this type of relationship because we could offer them the ability to generate revenue from their current member base through an online dating application for little or no cost. We would provide them with the online dating application and design, program the site, and handle all administration and technical aspects of the feature. An example of a company presently employing this model is Spring Street Networks (http://www.springstnet.com/spring.asp).

     o Leveraging our member base by throwing parties and other offline events for singles in major cities

Since inception, we have spent a total of $5,000 on research and development costs to develop our website.

We currently are not involved in or contemplating any acquisition or merger with any business or company in which our promoters, shareholders, management, or affiliates or associates directly or indirectly, have an ownership interest. However, the potential exists for a business combination with eTwine.com which offers complimentary services and which management has an interest in. Such a business combination with eTwine.com would benefit our shareholders by increasing our value by offering a superior product and increasing the size of our member base. ETwine.com has several features that our website does not have such as social networking and blogs; therefore, the combination would increase the overall product offering.

Marketing

In November 2004 we initiated our marketing plan, focusing primarily in the areas of Keyword Advertising and Sponsored Links, by placing ads using a "cost-per-click" model on Google. In this program, we created advertisements for AmericanFlirts.com that appeared at the top of search results for particular keywords. In a cost-per-click model, we pay a fee (generally 5 to 20 cents or greater) each time our ad is clicked. When the ad is clicked, the user is taken directly to the AmericanFlirts.com homepage. We will also continue to devote resources to link exchange programs where we can create additional links for americanflirts.com in online dating and online personals directories throughout the web. Link exchange programs are generally free and involve only placing a link of the partner sites on our website in the "links" section in return for placement of a link to AmericanFlirts.com in their directory. These programs serve to increase our exposure to potential new members.

Another area that we have continued to vigorously pursue as part of our marketing and branding program is search engine placement. We have gone to great lengths to optimize the website for priority search engine placement and are seeing our efforts paying off as we are now on the front page of search results listings on several major search engine sites under the keyword "American singles." On MSN.com, americanflirts.com is presently in the second position on the front page of search results for that keyword as well as in the sixth position on Yahoo.com for the same keyword.

Search engine placement is generally determined by several factors including the number of links to a website and the text and page content on a website. The more links there are to a site on the internet, the more advantageous it is for search engine placement. In terms of page content, search engines analyze the content of each page and the text and keywords in order to generate results that most match a user's search query. We have devoted a great deal of time to expanding the number of links to AmericanFlirts.com as well as to editing the text throughout the site to try to make it as relevant as possible for searches related to our industry.

By continuing to work to optimize the site, and by increasing the number of links to the site, we feel that we can receive better and better search results and search engine saturation, which in turn directs more traffic to our website.

Competition

We believe that our primary competition is from other online dating services. There are approximately 30 to 50 major online dating websites, and several hundred sites overall. Based on membership totals, we are a small site in the industry. Presently the market is very segmented with Match.Com widely considered the industry leader. Match.com's personals claim more than 800,000 paying subscribers and more than 10 million members with profiles posted or who are active users. Other big players include Yahoo!, Date.Com, Matchmaker.Com, MatchNet plc. and Udate.com. Achieving critical mass with respect to market share is critical for our business. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset any such competitive advantages by offering products and services which are superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign. We also believe that the industry offers substantial room for growth as the internet becomes more of an acceptable tool for finding a mate.

EMPLOYEES

We currently have one full-time employee. We also pay three consultants and a computer programmer for their work on an hourly basis.

Judy Alpert is an artist/art teacher who will help with art and design related matters on the website, brochures, advertisements etc. We will seek her assistance and recommendations with design and graphics on a planned website upgrade this fall. We also anticipate calling upon her to design various advertisements, flyers, and promotions in conjunction with offline events when we begin holding them.

Mark Belletiere is a Certified Public Accountant and will assist internal financial record keeping and preparing financial projections. We will call upon him to assist us with our financial controls, and setting up any related accounting software programs, as well as for preparing financial projections and financial data in conjunction with any future business plans or investor presentations.

David Liss is presently the manager of a bar/lounge located in New York City and formerly owned his own restaurant in Long Island, New York. David is very familiar with the bar and restaurant industry and has extensive experience setting up private events at bars and clubs. He will be called upon to assist with the planning, structuring, and execution of live parties and events for us.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 142 Mineola Avenue, Suite 2-D, Roslyn Heights, New York 11577. This office space is subleased to us for $300 per month from Byron Lerner, the father of Darrell Lerner, our sole officer and director. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 10, 2005, there are approximately 45 shareholders of record of our common stock. Our shares of common stock were recently approved for quotation on the OTC Bulletin Board under the symbol "UNVF".

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

     * Continue to execute our marketing plan to increase our member base. We presently have 2,455 members and began spending money on advertising in . November, 2004. The majority of our member base has been obtained from two sources: search engine results and links placed in online dating directories via link exchange programs. We anticipate that within thirty to sixty days, a comprehensive marketing plan will be developed. We expect to spend approximately $1,000 on marketing in the first quarter of 2005, primarily in the areas of Keyword Advertising and Sponsored Links through Google, FindWhat, and other similar targeted keyword programs that employ a "cost-per-click" model. We will continue to devote resources to link exchange programs where we can create additional links for americanflirts.com in online dating and online personals directories throughout the web.

          Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We have gone to great lengths to optimize the search for priority search engine placement and are seeing our efforts paying off as we are now on the front page of several major search engine sites under the keyword "American singles." On MSN.com, americanflirts.com is presently in the second position on the front page of search results for that keyword as well as in the sixth position on Yahoo.com for the same keyword. . By continuing to work to optimize the site, and by increasing the number of links to the site, we feel we can receive better and better search results and search engine saturation, which in turn directs more traffic to the website.


     * In the third quarter of 2005 we expect to begin developing additional websites that will fall under the "Universal Flirts" banner. We presently own the following domain names: Americanflirts.com, Universalflirts.com, Universityflirts.com, Casualflirts.com, and Discreetflirts.com. While keeping the look and feel of Americanflirts.com, we hope to launch several other websites designed to cater to different niches of the dating world. We believe we can launch one to three additional websites within nine to twelve months for a cost of $5,000 to $10,000. We will focus on the sites related to the domain names that we presently own, as well as any other niche areas that we feel are underdeveloped in the online dating industry.

     * By the second quarter of 2005 we hope to implement an affiliate partnership program whereby we will have the ability to create online dating sites for partners on a revenue- share basis. The sites would use our software, but be customized to reflect the look and feel of the partner company. We will seek to form partnerships with companies that have a large existing member base from which we can draw members. Costs and revenues associated with this program will be determined on a case-by- case basis.

     * By the third quarter of 2005 we hope to be able to hire a programmer on a dedicated basis in order to execute our plans for additional websites and partnerships in a more expedient manner. We anticipate paying either an annual salary, or hourly fee to a dedicated programmer depending upon the workload required.

     * We hope to convert our website(s) to a subscription-based pay model in early 2006, or at such time as our member base has grown to the point where it can support the implementation of a pay model. Our decision to convert to a pay model is dependent upon a variety of factors within the overall member total. Such factors include how much activity there is on the site, as well as the success and popularity of new features we add in the coming months. We will begin considering imposing subscription fees for our services when our member base reaches the 5,000-10,000 member range. Americanflirts.com is already configured to accept credit cards and to be a pay site, so such a conversion will only require a credit card processor. It is anticipated that member subscriptions will be the primary source of revenue generation for Universal Flirts in the future.

     * In the second half of 2005 we hope to be able to begin offering offline events and speed dating events. Such events would be local and likely begin in the New York City area. These events would generate revenue from an admission fee. The implementation of these events is dependent upon the growth of the member base as we will only begin hosting events at such a time as our member base is large enough to support a full turnout. We do not anticipate any material costs associated with hosting events, as advertising will be done through the website and via emails to our members; and we would seek facilities that are willing to operate on a revenue share arrangement with us thereby eliminating any upfront costs.

We currently have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. However, we will require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

Results of Operation
--------------------

We generated $173 in operating income from inception through December 31, 2004. Expenses for the year ended December 31, 2004 were comprised of costs mainly associated with legaland accounting fees, and office expenses.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had cash of $$33,769 on hand. We currently have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations.
However, we will require additional funds to increase marketing, to expand operations, and for further development of our website.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)

                              FINANCIAL STATEMENTS

                        As Of December 31, 2004 and 2003





INDEPENDENT AUDITORS REPORT                                  F-1

BALANCE SHEET                                                F-2

STATEMENT OF OPERATIONS                                      F-3

STATEMENT OF STOCKHOLDERS' EQUITY                            F-4

STATEMENT OF CASH FLOWS                                      F-5

FINANCIAL STATEMENT FOOTNOTES                                F-6

Gately & Associates, LLC
1248 Woodridge Court
Altamonte Springs, FL 32714
(407) 341-6942


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM The Board of Directors and Shareholders Universal Flirts Corp.

Gentlemen:
        We have audited the accompanying balance sheet of Universal Flirts Corp. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholder's equity and cash flows for the twelve months ending December 31, 2004, from August 23, 2003 through December 31, 2003 and from inception (August 23, 2003) through December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Flirts Corp. as of December 31, 2004 and 2003 and the results and its cash flows for the twelve months ending December 31, 2004, from August 23, 2003 through December 31, 2003 and from inception (August 23, 2003) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC
Altamonte Springs, Florida
January 15, 2005


                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                                  BALANCE SHEET
                        As of December 31, 2004 and 2003


                                     ASSETS
                                     ------

CURRENT ASSETS                                                                   Dec. 31, 04    Dec. 31, 03
--------------                                                                  -------------- ---------------

            Cash                                                                   $   33,769     $         -
                                                                                -------------- ---------------

                        Total Current Assets                                           33,769               -

PROPERTY AND EQUIPMENT
----------------------

            Internet Website                                                            8,500           8,500
            Computer equipment and software                                             3,039               -
            Less accumulated depreciation                                                (200)              -
                                                                                -------------- ---------------

                        Total Property and Equipment                                   11,339           8,500

                        TOTAL ASSETS                                               $   45,108     $     8,500
                                                                                ============== ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

            Accounts payable                                                       $        -     $         -
            Accrued expenses                                                           13,450           2,500
                                                                                -------------- ---------------

                        Total Current Liabilities                                      13,450           2,500

LONG-TERM LIABILITIES
---------------------

            None                                                                            -               -
                                                                                -------------- ---------------

                        TOTAL LIABILITIES                                              13,450           2,500
                                                                                -------------- ---------------

STOCKHOLDERS' EQUITY
--------------------

            Common Stock, $.001 par value
                Authorized: 100,000,000 Issued: 10,739,000 and 8,500,000               10,739           8,500
            Additional paid in capital                                                 85,211
            Preferred stock, $.001 par value
                Authorized: 10,000,000    Issued: none                                      -               -
            Accumulated deficit                                                       (64,292)         (2,500)
                                                                                -------------- ---------------

                        Total Stockholders' Equity                                     31,658           6,000
                                                                                -------------- ---------------

                        TOTAL LIABILITIES AND EQUITY                               $   45,108     $     8,500
                                                                                ============== ===============



   The accompanying notes are an integral part of these financial statements.

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
              For the twelve months ending December 31, 2004, from
                  August 23, 2003 through December 31, 2003 and
           from inception (August 23, 2003) through December 31, 2004


                                                                                  Twelve          From            From
                                                                                  Months       Aug. 23, 03     Inception
                                                                                  Ended          Through        Through
                                                                               Dec. 31, 04     Dec. 31, 03     Dec.31, 04
                                                                              --------------- -------------- ---------------
REVENUE                                                                         $        137     $        -     $       137
-------

COST OF SERVICES                                                                           -              -               -
----------------                                                              --------------- -------------- ---------------


GROSS PROFIT OR (LOSS)                                                                   137              -             137
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                   61,929          2,500          64,429
-----------------------------------                                           --------------- -------------- ---------------


OPERATING INCOME                                                                     (61,792)        (2,500)        (64,292)
----------------                                                              --------------- -------------- ---------------


ACCUMULATED DEFICIT                                                             $    (61,792)    $   (2,500)    $   (64,292)
-------------------                                                           =============== ============== ===============



Basic Earnings Per Share                                                        $      (0.01)    $    (0.00)
------------------------

Weighted average number of common shares                                           9,628,584      8,500,000
----------------------------------------





   The accompanying notes are an integral part of these financial statements.


                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of December 31, 2004




                                                           COMMON         PAR         PAID IN         ACCUM.          TOTAL
                                                           STOCK         VALUE        CAPITAL         DEFICIT         EQUITY
                                                       --------------------------------------------------------------------------
Common stock issued upon incorporation                      8,500,000      $ 8,500                     $       -        $  8,500
    of Universal Flirts, Inc. on August 23, 2003

Net income (loss)                                                                                         (2,500)         (2,500)
                                                       --------------------------------------------------------------------------

Balance, December 31, 2003                                  8,500,000        8,500              -         (2,500)          6,000

Common stock issued upon incorporation                        500,000          500                                           500
    of Universal Flirts, Corp.  As compensation
    on May 25, 2004 at $0.001 per share

Memo Entry:
Common stock issued in exchange
    of shares with Universal Flirts, Inc.
    and Universal Flirts, Corp.
    effective June 1, 2004 at $0.001 par value accounted for as a stock split of 200 shares

Common stock issued as compensation for                       250,000          250         12,250                         12,500
    legal services on June 15, 2004 at $0.05 per share

Common stock issued as compensation for                        18,000           18            882                            900
    consulting services on June 21, 2004


Common stock issued for cash                                1,471,000        1,471         72,079                         73,550
    June & July, 2004 at $0.05 per share
    in a private placement

Net income (loss)                                                                                        (61,792)        (61,792)
                                                       --------------------------------------------------------------------------

Balance, December 31, 2004                                 10,739,000      $10,739       $ 85,211      $ (64,292)       $ 31,658
                                                       ==========================================================================





   The accompanying notes are an integral part of these financial statements.


                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
              For the twelve months ending December 31, 2004, from
                  August 23, 2003 through December 31, 2003 and
            from inception (August 23, 2003) through December 31, 204


                                                                                  Twelve          From            From
                                                                                  Months       Aug. 23, 03     Inception
                                                                                  Ended          Through        Through
CASH FLOWS FROM OPERATING ACTIVITIES                                           Dec. 31, 04     Dec. 31, 03     Dec.31, 04
------------------------------------                                          --------------- -------------- ---------------
            Net income (loss)                                                    $   (61,792)    $   (2,500)    $   (64,292)
                                                                              --------------- -------------- ---------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Stock issued as compensation                                              13,900              -          13,900
            Depreciation                                                                 200              -             200
            (Increase) Decrease in accounts receivable                                     -              -               -
            Increase (Decrease) in accounts payable                                        -              -               -
            Increase (Decrease) in accrued expenses                                   10,950          2,500          13,450
                                                                              --------------- -------------- ---------------

                        Total adjustments to net income                               25,050          2,500          27,550
                                                                              --------------- -------------- ---------------

            Net cash provided by (used in) operating activities                      (36,742)             -         (36,742)
                                                                              --------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

            Purchase of computer equipment and software                               (3,039)             -          (3,039)
                                                                              --------------- -------------- ---------------

            Net cash flows provided by (used in) investing activities                 (3,039)             -          (3,039)
                                                                              --------------- -------------- ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

            Proceeds from stock issuance                                              73,550              -          73,550
                                                                              --------------- -------------- ---------------

            Net cash provided by (used in) financing activities                       73,550              -          73,550
                                                                              --------------- -------------- ---------------

CASH RECONCILIATION
-------------------

            Net increase (decrease) in cash                                           33,769              -          33,769
            Cash - beginning balance                                                       -              -               -
                                                                              --------------- -------------- ---------------

CASH BALANCE                                                                     $    33,769     $        -     $    33,769
------------
                                                                              =============== ============== ===============





   The accompanying notes are an integral part of these financial statements.

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Business

     Universal Flirts Corp. (the Company), was organized under the laws of the State of Delaware on May 25, 2004 and has adopted a fiscal year ending December 31st. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations are in the online dating industry. There have been no revenues to date. The Company currently has a web site that it plans to use to generate revenues.

Organization

     On June 1, 2004, the Company merged, in a share exchange, Universal Flirts, Inc. (a New York corporation incorporated on August 22, 2003 which resulted in the creation of a holding company structure through a merger of entities under common control. The creation of a holding company structure through a merger of entities under common control is not considered a business combination. Prior to the creation of the holding company structure, Darrell Lerner, the President, controlled both Universal Flirts Corp. and Universal Flirts, Inc. The share exchange called for the Company to issue 8,500,000common shares in exchange for 200 common shares (100%) of Universal Flirts, Inc. The Company makes use of the internet website that universal Flirts, Inc. has title and the accounts for the Company's financial data from the inception of Universal Flirts, Inc., August 23, 2003.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities and Operations:

     All costs incurred in development activities are charged to operations as incurred. The Company has not produced any revenues from operations.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


Accounts Receivable, deposits, Accounts Payable and accrued Expenses:

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Property and Equipment:

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Income  Taxes:

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

Impairment of Long-Lived Assets:

Company's management believes that any evaluation necessitated through the adoption of SFAS 121, "Accounting for the Impairment Long-Lived Assets and for Long-Lived Assets to be Disposed of." will not be material.

Loss Per Common Share:

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement was retroactively applied to the prior loss per share but did not have any effect. Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive

NOTE 3 - ORGANIZATION COSTS

The requirements set forth in accordance to SOP 98-5. SOP 98-5 requires the costs of organization expenses to be expensed as incurred for fiscal years beginning after December 15, 1998. The organization costs have been expensed accordingly.

NOTE 4 - STOCKHOLDERS EQUITY

PREFERRED STOCK:

The Company has authorized 10,000,000 preferred shares with a par value of $.001, none of which are issued or outstanding.

COMMON STOCK:

The Company has authorized 100,000,000 common shares with a par value of $.0001 of which 10,080,000 shares were issued and outstanding.

On May 25, 2004, the Company issued 500,000 common shares as compensation to an Officer of the Company, a value of $500, for the incorporation of the Company. The stock is restricted from sale for one year in accordance with section 144 Of the securities act.

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

On June 1, 2004, the Company issued 8,500,000 common shares in a stock purchase agreement and share exchange. The Company exchanged these shares for 200 common shares (100%) of Universal Flirts, Inc., a New York corporation incorporated on August 22, 2003. The stock is restricted from sale for one year in accordance with section 144 Of the securities act.

During June and July of 2004, the Company issued 1,471,000 shares of its common stock for a consideration of $73,550 cash, or $.05 per share, in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The stock is restricted from sale for one year in accordance with section 144 Of the securities act.

NOTE 5 - CONFLICTS OF INTEREST

Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management have other interests including business interests to which they devote their primary attention. Management may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest.

NOTE 6 - CASH FLOW STATEMENT DISCLOSURE

The Company did not pay in cash any income tax or interest on debt financing. Non-cash transactions included the issuance of 500,000 common shares of the Company's stock in consideration for services and the issuance of 8,500,000 Common shares in the creation of a holding company structure, of Universal First, Inc., through a merger of entities under common control.

NOTE 7 - INCOME TAX DISCLOSURE

The Company has a net operating loss in the amount of $64,292. These losses may be carried forward twenty years and will expire in the amount of $12,300 during the 2024 and $500 during the year 2023. A tax benefits for these carry forwards has been recorded on the Company's books as an asset; however, the company is more than likely without revenues to not use these losses. Because of this the Company has created an allowance account to offset this asset balance to $0.

NOTE 8 - LITIGATION, CONTINGENCIES, OPERATING AND CAPITAL LEASES

From time to time in the normal course of business the Company may be involved in litigation. The Company's management is not aware of any asserted or unasserted claims and therefore feels any such proceedings to have an immaterial effect on the financial statements.

The Company's management has not bound the Company with any contingencies other than those through the normal course of business.

The Company has no operating or capital leases, but will account for such leases in accordance with Generally Accepted Accounting Principles when entered into which would require operating leases to be expensed and capital leases to be capitalized and amortized over the lease term.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a development stage company, the Company has no revenue from operations and limited financing. The Company's continued existence is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments that might result from this uncertainty.
                                      F-9

                             UNIVERSAL FLIRTS CORP.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

Because of uncertainties surrounding the Company's development and limited operating history, management anticipates incurring development stage losses in the foreseeable future. Management's ability to achieve the Company's business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations. Management believes that the Company has sufficient cash to meet the minimum development and operating costs for the next 12 months. The Company will need to raise additional capital to continue operations past 12 months, and there is no assurance that the Company will be successful in raising the needed capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and February 10, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                             Age       Positions and Offices Held
----                             ---       --------------------------

Darrell Lerner                   30        President, Chief Executive Officer,
                                           Chief Financial Officer, Chairman
                                           of the Board of Directors

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

DARRELL LERNER is our founder and currently serves as our President, Chief Executive Officer, and Chief Financial Officer as well as our Chairman of the Board of Directors. Darrell has extensive experience with the start-up process as well as with all aspects of operating and maintaining a public company. Darrell currently also runs a website eTwine.com which offers social networking, event planning and management features. Darrell was the President and Chief Executive Officer of Relocate411.com, Inc. from January 2000 to May 2004. For 3 years Darrell served as CEO of FantasySports Net, Inc. ("FSN"), an interactive fantasy sports site that he founded in 1998. FSN created and ran nationwide fantasy sports games for itself and for known partners including WFAN Sports Radio in NY and Daily Racing Form. The company had approximately 12 employees and endorsement deals with Hall of Fame athletes Johnny Bench, Bill Walton, John Davidson, as well as Dr. Ruth Westheimer. Darrell has also been involved in various capacities with several other Internet start-ups and public companies. Darrell holds a law degree from Hofstra University and is a Cum Laude graduate of the same university with an undergraduate degree in Business Administration/Finance. Additionally, Darrell maintains a Series 7 license (General Securities Representative) and Series 66 license (Investment Advisory Representative), as well as various insurance licenses.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name                         Number of Total Shares         % of Shareholdings
----                         ----------------------         ------------------


Darrell Lerner                   9,000,000                  83.81%


All executive officers           9,000,000                  83.81%
and directors as a group


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use space at 142 Mineola Avenue, Suite 2-D, Roslyn Heights, New York 11577. We sublease such space for $300 per month from Byron Lerner, the father of Darrell Lerner, our sole officer and director.

On June 1, 2004, we obtained all of the shares of Universal Flirts, Inc., a New York corporation, from Darrell Lerner, our sole officer and director, in consideration for the issuance of 8,500,000 shares of our common stock to Darrell Lerner, the sole Universal Flirts, Inc. shareholder pursuant to a Stock Purchase Agreement and Share Exchange between Universal Flirts, Inc. and us. Using the 5 cent per share price that was used for the private placement, Universal Flirts, Inc. was valued at $425,000. Americanflirts.com had approximately 1800 members at the time of the reorganization which would conservatively value each non-paying user at $235 per member in conjunction with the value of the software and the overall website. Based on industry metrics we felt this was a fair and conservative valuation to place on the company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

         EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1) Incorporated by reference to our Form SB-2 (SEC File No. 333-117718).


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,500 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               UNIVERSAL FLIRTS, CORP.

                               By: /s/ Darrell Lerner
                              --------------------------
                                       Darrell Lerner
                                       President, Secretary and Director

Dated: February 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                        DATE
----                            -----                        ----

/s/ Darrell Lerner             President, Secretary         February 10, 2005
---------------------          and Director
    Darrell Lerner