Form 10QSB
period 2005-03-31
Orsus Xelent Technologies Inc
filed 2005-05-23
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                   000-117718
                            (Commission File Number)


                         Orsus Xelent Technologies, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                              20-11998142
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                             A-20G, Chengming Plaza
                      No. 2 Nan Da Street, Xicheng District
                   Beijing, People's Republic of China 100035
               (Address of principal executive offices) (Zip Code)


                                 86-10-83670505
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                   29,756,000


                        PART I --- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Statement of Operations.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Operations
-----------------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                    Three months ended
                                                                        March 31,
                                                               --------------------------
                                                                      2005           2004
                                                         Note      US$'000        US$'000

Operating revenues:                                                  1,500            670
                                                               -----------    -----------
Operating expenses:
    Cost of sales                                                    1,188            666
    Sales and marketing                                                294            154
    General and administrative                                         262             92
    Research and development                                            34            137
    Depreciation                                                        26              2
                                                               -----------    -----------

    Total operating expenses                                         1,804          1,051
                                                               -----------    -----------

Operating loss                                                        (304)          (381)
Interest expense                                                       (21)            (1)
Other income, net                                                      330              1
                                                               -----------    -----------

Income (loss) before income taxes and minority interest                  5           (381)
Income taxes                                               5          --             --
                                                               -----------    -----------

Income (loss) before minority interest                                   5           (381)
Minority interest                                                     --               32
                                                               -----------    -----------

Net income (loss)                                                        5           (349)
                                                               ===========    ===========

Earnings (loss) per share:                                4

Basic                                                                 0.02          (1.17)
                                                               ===========    ===========

Weighted average number of common stock outstanding             29,756,000     29,756,000
                                                               ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.
Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                            As of          As of
                                                                        March 31,   December 31,
                                                                             2005           2004
                                                               Note       US$'000        US$'000
ASSETS
Current assets
    Cash and cash equivalents                                                 122            224
    Restricted cash                                                         2,680          2,333
    Accounts receivable - Trade                                             4,976          8,250
    Due from related company                                     7           --            3,319
    Inventories                                                             5,896          5,781
    Trade deposit paid                                                     12,926          8,126
    Other current assets                                                      209            210
                                                                     ------------   ------------

    Total current assets                                                   26,809         28,243

Property, plant and equipment, net                                          1,124            778
                                                                     ------------   ------------

Total assets                                                               27,933         29,021
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable - Trade                                               13,556         13,840
    Accrued expenses and other accrued liabilities                          1,286          1,103
    Trade deposits received                                                 1,552          2,487
    Due to directors                                             7            311            311
    Provision for warranty                                                    125            182
                                                                     ------------   ------------

    Total current liabilities                                              16,830         17,923
                                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
  Authorized: 100,000,000 shares, no shares issued                           --             --
Common stock and paid-in capital, US$0.001 par value:
  Authorized: 100,000,000 shares
  Issued and outstanding: 29,756,000 shares as of March 31,
    2005 and as of December 31, 2004                                           30             30
Additional paid-in capital                                                  2,484          2,484
Dedicated reserves                                                          1,042          1,042
Retained earnings (accumulated losses)                                      7,547          7,542
                                                                     ------------   ------------

Total stockholders' equity                                                 11,103         11,098
                                                                     ------------   ------------

Total liabilities and stockholders' equity                                 27,933         29,021
                                                                     ============   ============



The accompanying notes are an integral part of these condensed consolidated financial statements
--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                               2005        2004
                                                            US$'000     US$'000
Cash flows from operating activities
Net income (loss)                                                 5        (349)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                 26           2
Changes in assets and liabilities:
    Accounts receivable -trade                                3,274        (163)
    Inventories, net                                           (115)       (245)
    Trade deposit paid                                       (4,800)       (666)
    Other current assets                                          1        (160)
    Trade deposit received                                     (935)      2,231
    Accounts payable - trade                                   (284)       (110)
    Provision for warranty                                      (57)       --
    Accrued expenses and other accrued liabilities              183         (94)
                                                           --------    --------

Net cash (used in) provided by from operating activities     (2,702)        446
                                                           --------    --------


Cash flows from investing activities
    Purchase of property, plant and equipment                  (372)       (138)
    Repayment from a related company                          3,319         736
    Advance to directors                                       --           (57)
     Minority interests                                        --           512
    Increase in restricted cash                                (347)     (2,270)
                                                           --------    --------

Net cash from (used in) investing activities                  2,600      (1,217)
                                                           --------    --------


Cash flows from financing activities
    Advance from a related company                             --         1,795
                                                           --------    --------

Net cash from financing activities                             --         1,795
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents           (102)      1,024

                                                           --------    --------
Cash and cash equivalents, beginning of the period              224         190
                                                           --------    --------

Cash and cash equivalents, end of the period                    122       1,214
                                                           ========    ========






The accompanying notes are an integral part of these condensed consolidated financial statements
--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Orsus Xelent Technologies, Inc. ("ORXT"), formerly known as Universal Flirts Corp. was organized under the laws of the State of Delaware on May 25, 2004. Through its subsidiary, Universal Flirts, Inc., ORXT engaged in developing and operating an online dating service.

     As described in Note 2 below, prior to the reorganization with United First International Limited ("UFI"), a company incorporated in Hong Kong Special Administrative Region of the People's Republic of China (the "PRC"), on March 31, 2005, ORXT was a development stage company, which, other than providing an online dating service, has had no operations and revenues. [After recapitalization, ORXT exited the development stage in the quarter ended March 31, 2005.]

     Upon the completion of the reorganization, ORXT assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited ("Xelent") (English translation for identification purpose only), an enterprise established in Beijing, the "PRC" that is engaged in the business of designing for retail and wholesale distribution cellular phones. Xelent had a 55% interest in Shanghai Sapphine Telecom Tech Co., Ltd. ("Sapphine") (English translation for identification purpose only), a company engaged in research and development of cellular phones which was incorporated in the PRC. On August 19, 2004, the owners of Sapphine signed an agreement to liquidate Sapphine.


2.   REORGANIZATION

     a)   Reorganization

          On March 18, 2005, the board of directors approved a four-one forward split of its issued and outstanding common stock with a record date of March 28, 2005.

          Pursuant to Stock Transfer Agreement dated March 29, 2005, ORXT transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of ORXT's common stock. Immediately, ORXT had 14,756,000 shares of its common stock outstanding.

     b)   Recapitalization

          Effective on March 31, 2005, ORXT completed a stock exchange transaction with the stockholders of UFI. Pursuant to the Securities Exchange Agreement, ORXT issued 15,000,000 shares of its common stock to the stockholders of UFI, in exchange for 20,000,000 outstanding shares of UFI and cash payment of US$50,000 from UFI. After giving effect to the exchange, ORXT had 29,756,000 shares of its common stock outstanding. As a result of the exchange, UFI became a wholly-owned subsidiary of ORXT.

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   REORGANIZATION (CONTINUED)

     b)   Recapitalization (Continued)

          For accounting purposes, the transaction has been treated as a recapitalization of UFI with ORXT being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to March 31, 2005 are those of UFI, even though they are labeled as those of ORXT. Retained earnings of the accounting survivor, UFI, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, ORXT. Accordingly, the Company's stockholders' equity as of December 31, 2004 has been recapitalized and restated.

          Following the recapitalization, ORXT held 100% of the issued and outstanding shares of UFI and UFI became a wholly-owned subsidiary of ORXT. In this report, ORXT, UFI, Xelent and Sapphine are collectively referred to as the "Company".

     c)   Merger under common control

          UFI was incorporated in Hong Kong on September 8, 2004 and was 20%, 40% and 40% owned by Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin respectively. UFI has had no operations since its incorporation.

          Pursuant to the agreement entered into between UFI and Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin, who owned 20%, 40% and 40% interests respectively in Xelent on November 1, 2004, UFI consummated a merger with Xelent, and paid USD1,207,000, to all owners of Xelent, in exchange for all their beneficial interests in Xelent ("the Agreement"). Xelent was established in the PRC on May 6, 2003 as a PRC company with limited liability. The principal activities of Xelent were the development of cellular phones software and technology, including the design and trading of cellular phones.

          On November 3, 2004, the Beijing Municipal Bureau of Commerce (the "Bureau") approved the transfer of interests and the application for the change of Xelent's status to a wholly-owned foreign investment enterprise ("WOFIE") with limited liability. Upon granting WOFIE status, the operating period of Xelent was for an initial term of 10 years until November 9, 2014 and UFI became the sole registered owner of Xelent.

          Consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combination", transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because UFI and Xelent were beneficially owned by the same stockholders group, Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin, immediately before and after the combination, the Agreement has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests. In accordance with USGAAP, the accompanying financial statements of the Company have been prepared as if the Merger had occurred and UFI had been incorporated at the beginning of the earliest period presented, as of May 6, 2003.

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and 2004 have been prepared based upon Securities and
     Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2004 filed on February 11, 2005 and Form 8-K/A for the information of Xelent filed on May 19, 2005. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

     The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


4.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization as described in Note 2. The 29,756,000 shares in connection with the recapitalization were included in the computation of earnings (loss) per share as if outstanding at the beginning of each period presented.

     The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings
     (loss) per share are the same.

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   INCOME TAXES

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.

     ORXT had a net operating loss carry-forward for income tax reporting purposes of approximately US$64,292 that might be offset against future taxable income. These net operating loss carry-forwards are expected to become severely limited in future years if the Company experiences a control change. Therefore, following the recapitalization as mentioned in
     Note 2, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

     No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

     UFI was incorporated in Hong Kong and has no assessable profit for the periods presented. All of the Company's income is generated in PRC by Xelent. Since Xelent has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 33% for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2005.

     The reconciliation of PRC statutory income to the effective income tax rate based on income stated in the statements of operations is as follows:

                                                                 (Unaudited)
                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                                2005       2004
                                                                   %          %

     Statutory rate                                               33         33

     Tax exemption                                               (33)

     Tax losses                                                 --          (33)
                                                            --------    -------

                                                                --         --
                                                            ========    =======

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   CONCENTRATIONS

     The Company is engaged principally in the development of cellular phones software and technology, including the design and trading of cellular phones for sale primarily to two dealers in the PRC. Although there are multiple sources of supply of raw materials, the Company buys certain major materials from few major suppliers. In addition, the Company subcontracts assembly works of cellular phones mainly to two subcontracting factories. Management believes that the sole agent arrangement gives the dealers more incentive to promote the Company's products and reduce the Company's exposure to the distribution market. Time would be required to locate other qualified suppliers and subcontracting factories, which could, however, cause a delay in manufacturing and may be disruptive to the Company's operations.

     Customers accounted for over 10% of the Company's operating revenues are as follows:

                                                                  (Unaudited)
                                                              Three months ended
                                                                   March 31,
                                                             -------------------
                                                                 2005       2004
                                                                    %          %

     Customer A                                                    68       --

     Customer B                                                    32       --

     Customer G                                                  --           36

     Customer H                                                  --           25
                                                             ========   ========

     Trade  deposits  received and trade  receivable  balances  related to these customers were US$1,546,000 and US$4,976,000 as of March 31, 2005 respectively and US$2,487,000 and US$8,250,000 as of December 31, 2004 respectively.

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     Suppliers accounted for over 10% of the Company's purchases are as follows:

                                                                  (Unaudited)
                                                              Three months ended
                                                                   March 31,
                                                             -------------------
                                                                 2005       2004
                                                                    %          %

     Supplier A                                                    21       --

     Supplier B                                                    24       --

     Supplier D                                                    14       --

     Supplier G                                                  --          100
                                                             ========   ========




     Trade deposits paid and trade payable balances related to these suppliers were US$1,049,000 and US$1,270,000 as of March 31, 2005 respectively and US$1,665,000 and US$1,077,000 as of December 31, 2004 respectively.



Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   RELATED PARTY TRANSACTION

     a.   Name and relationship of related parties

          Related party                                       Existing relationship with the Company
          -------------                                       --------------------------------------
          Mr. Wang Xin                                        Director and stockholder of the Company
          Mr. Liu Yu                                          Director and stockholder of the Company
          Mr. Wang Zhibin                                     Director and stockholder of the Company
          Beijing Huan Yitong Tech & Trading Co., Ltd.*       A company owned by Mr. Liu Yu and Mr.
                                                                Wang Zhibin

          *    English translation for identification purpose only

     b.   Summary of related party balance

                                                                 As of          As of
                                                             March 31,   December 31,
                                                                  2005           2004
                                                   Note        US$'000        US$'000


     Due from related company

     Beijing Huan Yitong Tech & Trading Co., Ltd.                  --           3,319
                                                          ============   ============
     Due to directors
                                                    (i)
     Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin                  311            311
                                                          ============   ============

Orsus Xelent Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     c.   Summary of related party transactions

                                                                (Unaudited)
                                                            Three months ended
                                                                  March 31
                                                           ---------------------
                                                                2005        2004
                                                             USD'000     USD'000


     Repayment from related company
     Beijing Huan Yitong Tech & Trading Co., Ltd.              3,319        --
                                                           =========   =========

     Advance from related company
     Beijing Huan Yitong Tech & Trading Co., Ltd.               --         1,795
                                                           =========   =========

      Note:
      -----

     (i) The amounts due to directors are unsecured, interest-free and repayable on demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  PLAN  OF
OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

OVERVIEW

Universal Flirts Corp. was organized under the laws of State of Delaware in May 2004. On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company's common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company's common stock. Immediately, the Company had 14,756,000 shares of its common stock outstanding.

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong ("UFIL"). The exchange was consummated under the laws of State of Delaware and pursuant to the terms of Securities Exchange Agreement ("Exchange Agreement") dated effective as of March 31, 2005. In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock.

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, $0.001 par value, to the stockholders of UFIL, representing approximately 50.41% of the Company's issued and outstanding common stock, in exchange for 20,000,000 outstanding shares of UFIL and cash payment of $50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding.

Pursuant to the exchange, UFIL became a wholly-owned subsidiary of the Company and all of the Company's business operations are now conducted through UFIL's wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited ("Xelent").

The business operation of UFIL is primarily undertaken by its wholly-owned subsidiary, Xelent. Xelent have been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered "ORSUS" with the Sate Administration for  Industry  and  Commerce  as its  product  trademark,  also  know as  "Orsus
Cellular" within the industry.  Orsus cellular are  traditionally  equipped with leading  features  including  dual display,  internal  1.8-inch  color  display,
30-second video recording, 300K pixel photography,  e-mail messaging, multimedia
messaging,   40  ring  tone  storage,   flip-phone   technology  and  innovative
lightweight design.  Since the first Orsus cellular launched the market in April
2004, approximately 500,000 units had been sold, and it represents approximately
1% of the market in the  People's  Republic  of China (the  "PRC") for  cellular phones in 2004.

According to research conducted by Nokia China, in 2004, the PRC added 64 million mobile phone users, bringing total year-end subscribers to 334 million, the largest of any nation in the world. This number is expected to reach over 500 million by 2007. With the market in the PRC for cellular phones continues to develop, Xelent is gradually introducing an advanced product line incorporating the new 3G (Third Generation) high-speed mobile technology. This technology is expected to be approved by the Chinese government in 2005 and, according to The
China Ministry of Information Industry, amount to a US$120 billion market in the PRC by year-end.

BUSINESS REVIEW

During the first quarter of 2004, the Company mainly engaged in the trading of cellular phones business. Since April 2004, the Company has diversified its business into the research and manufacture of cellular phones. This business strategy was successful and brought a sharp increase of revenues in remaining three quarters of 2004.

Since the 4th quarter 2004, the growth rate of the cellular phones market in the PRC has slowed down. In response to the fierce competition in the PRC cellular market, we enhanced the quality and function of our products to increase the competitive edge. With our new research platform, namely AGERE and MTK, we could develop a series of low to moderately priced new products with innovative functions, such as multi-media to meet the rapid change in the market. Although the overall operating environment would be difficult in this year, we expect the revenues and earnings will demonstrate steady growth in 2005.

Three months ended March 31, 2005
-------------------------------- --------------------------- -------------------------- -------------------------
                                 1st quarter 2005            1st quarter 2004           Comparison
-------------------------------- --------------------------- -------------------------- -------------------------
                                 $' 000     % of revenue     $' 000     % of revenue    $'000      %
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Revenues                         1,500                       670                        830        123.88%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Cost of sales                    1,188      79.20%           666        99.40%          522        78.38%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Sales & Marketing expenses       294        19.60%           154        22.99%          140        90.91%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
General & Admin expenses         262        17.47%           92         13.73%          170        184.78%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
R&D expenses                     34         2.27%            137        20.45%          -103       -75.18%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Depreciation & Amortization      26         1.73%            2          0.30%           24         1200.00%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Interest expenses                21         1.40%            1          0.15%           20         2000.00%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Other income, net                330        22.00%           1          0.15%           329        32900.00%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Income (loss) before tax         5          0.30%            (381)      56.87%          386        NIL
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Income taxes                     0          0                0          0               0          0
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Minority interest                0          0                32         4.78%           -32        -100%
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------
Net income (loss)                5          0.30%            (349)      52.09%          354        NIL
-------------------------------- ---------- ---------------- ---------- --------------- ---------- --------------

Our net revenues during the three months period ended March 31, 2005 were derived from the sales of cellular phones particularly model FG 830, OS850 and OS85. Our major customers, who are also our strategic partners, include CEC Cellular Limited (CECM) and Beijing Xingwang Shidai Tech & Trading Co., Ltd.
(XWSD).

Our products combine many of the currently popular "flip-phone" technology, dual-display, short message sending (SMS), email message sending (EMS), multi-media message sending (MMS) and camera functions. Our revenue generated from sales in the first quarter were $1,500,000, up from $670,000 for the corresponding period of the previous year. As mentioned, we started our new business strategy in April 2004. We continue to deepen our penetration in the domestic market where we already have a strong presence with the expected launching of 3G network in the PRC in 2005, we strongly believe that our sales will maintain an increasing trend and our gross margin will be improved with the optimization of supply chain and enhanced usage of raw materials.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATION

>> Revenues

Our revenues were $1,500,000 for the three months ended March 31, 2005, representing an increase of 123.88% as compared to the same period in 2004. The tremendous increase was primarily due to the change in our business model since April 2004. In last year first quarter, we were engaged in the trading of cellular phones. Until April 2004, our first self-produced product was launched into the market. Up to this quarter, we have ten models of cellular phones are available in the market. As long as the growth in our R&D capabilities in developing new products and manufacturing management, our revenues are now all generated from the self-manufactured products. Since the business model had changed, all the results of operation in this quarter, including the revenues, cost of sales and sales and marketing expenses, are not comparable with those in the corresponding period in last year.

Comparing with the second-half of 2004, our revenues had dropped significant, from US$17,923,000 in the 4th quarter of 2004 to US$1,500,000 this quarter. The significant decline in the revenues was primarily due to the intense competition in the PRC cellular phones market. Both large and small cellular phones manufacturers expanded their production capacities to capture the large developing cellular phones market in the PRC and a larger market share. Nevertheless, the growth of the cellular phones market in the PRC's slowed down in the second-half of 2004, leading to an oversupply of cellular phones in the market, which also caused the decrease in average selling price.

Additionally, the significant decline in revenues was also resulted from the fact that only one new model was launched into market in this quarter. Owing to the keen competition and high technology involved, cellular phones manufacturers have to speed up the product rollout in order to maintain its profit. These led to a shortened product life cycle and also a reduction in profit margin for cellular phones manufacturers. To enhance our competitive edge in long-run, we explored new platforms this quarter so as to develop a series of low to moderately priced new products with innovative functions, such as multi-media and music to meet the rapid change in the market.

Although reduction new products rollout this quarter caused the decline in our revenues, we believe the revenue growth will be improved in the second quarter of 2005. We will accelerate the speed of product launch to market to enhance our gross margin through innovative products. We plan to introduce a series of new products with innovative functions, such as music (MP3, MPEG4), multi-media, over one mega pixeles camera and intelligent handwriting features. Although the overall operating environment is difficult in this year, we believe that our revenues in 2005 will achieve a steady growth through the introduction of innovative features cellular phones with low and moderate price to penetrate the market and strengthen the brand awareness.

Breakdown by products

For the first three months ended March 31, 2005, our revenues are mainly generated from the sales of the following products:

--------------------------- ----------------------------------------------------
                            2005
--------------------------- ----------------------------------------------------
                            $'000                       % of revenue
--------------------------- --------------------------- ------------------------
FG 830                      797                         53%
--------------------------- --------------------------- ------------------------
OS 850                      254                         17%
--------------------------- --------------------------- ------------------------
OS85                        168                         11%
--------------------------- --------------------------- ------------------------

The sales of FG830 was $797,000 in the 1st quarter 2005, represents a 53% of revenue, it is the major source of revenue due to (i) Right market positioning as the product is correctly priced for lower to middle income groups, even for college students, the demand is strong (ii) Proven quality and multi-functions satisfy customers who are looking for an affordable modern cellular phones.

Breakdown by customers

-------------------------------------------------------- -----------------------
                                                         2005
-------------------------------------------------------- -----------------------
                                                         $'000      % of revenue
-------------------------------------------------------- ---------- ------------
CEC Cellular Limited                                     1,012      68%
-------------------------------------------------------- ---------- ------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.         482        32%
-------------------------------------------------------- ---------- ------------

Our revenues were primarily derived from two major customers, also our strategic partners, CECM and XWSD. For the three months ended March 31, 2005, our revenues generated from CEC Cellular Limited ("CECM") and Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD") were $1,012,000 and $ 482,000 respectively, which representing a 68% and 32% of the revenue respectively. We have set up of strategic partnership with these two companies, both are provincial and national distributors and dealers, and the sales networks cover most of the main cities all over the PRC. In the first quarter of 2004, we sold the cellular phones in various provincial distributors and dealers. We had thirteen main customers during the first quarter of 2004. The customers accounted for over 10% of our revenues were Shanxi Gaoxun, Anhui Taiyangxing and Hangzhou Tongda, who accounts for 36%, 25% and 8% of total revenue respectively.


>> OPERATING EXPENSES

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and R & D expenses for three months ended March 31, 2005.

------------------------ ---------------------------- ---------------------------- -----------------------
                         2005                         2004                         Comparison
------------------------ ---------------------------- ---------------------------- -----------------------
                         $'000     % of revenue       $'000       % of revenue     $'000      %
------------------------ --------- ------------------ ----------- ---------------- ---------- ------------
Cost of sales            1,188     79.20%             666         99.40%           522        78.38%
------------------------ --------- ------------------ ----------- ---------------- ---------- ------------
Sales & marketing        294       19.60%             154         22.99%           140        90.91%
------------------------ --------- ------------------ ----------- ---------------- ---------- ------------
General & admin          262       17.47%             92          13.73%           170        184.78%
------------------------ --------- ------------------ ----------- ---------------- ---------- ------------
R&D                      34        2.27%              137         20.45%           -103       -75.18%
------------------------ --------- ------------------ ----------- ---------------- ---------- ------------
Total                    1,778                        1,049                        729        69.49%
------------------------ --------- ------------------ ----------- ---------------- ---------- ------------

Cost of sales

For the three months ended March 31, 2005, our cost of sales were $1,188,000, representing 79.20% of revenue, compared to $666,000 and 99.40% of the corresponding period of last year respectively. The percentage as of revenue of the reporting period decreased due to that the Company was mainly engaged in the trading business, i.e. selling of finished cellular phones in the first quarter 2004. Since April 2004, the Company has switched its business nature, to design and produce its own cellular phones. This change in business nature makes revenue, costs and relevant expenses became not comparable with those in the corresponding period in last year.

Sales and marketing expenses

Sales and marketing expenses mainly represent the free-gift and product model to customers and dealers respectively, cost of provision for after-sales services, remunerations for sales personnel and travel expenses related to sales of products and development of market.

For the three months ended March 31, 2005, sales and marketing expenses were $294,000, accounting for 19.60% of the total revenues, as compared to $154,000, or 22.99% of total revenues for the corresponding period in 2004. Sales and marketing expenses had a period-to-period increase of 90.91%.

Sales and marketing expenses are correlated to the change in revenues. Particularly, there was no free-gift and provision for after-sales services for the trading activities during the first quarter of 2004. The increase in sales and marketing expenses was also resulting from our efforts to expand our business range, penetrate into new markets and set up branches and representative offices. We have increased three representative offices from Mach 2004 to March 2005. We expect the expenditures in the sales and marketing expenses would being benefit to our income growth in the coming quarters as well as strengthen our brand in long-run.

R&D expenses

The R&D cost was $34,000 for the three months ended March 31, 2005, which represents 2.27% of total revenue, compared with $137,000 and 20.45% respectively in the same period in 2004. R&D expenses incurred in the first quarter of 2004 mainly represented the ADI platform development expense which was expensed when incurred, even though this platform has been adopted in various products which were manufactured throughout the whole year of 2004. Currently new platforms, namely AGERE and MTK, are under developing stage and have not been put into manufacture yet. The Company only incurred for general R&D expenses like testing fee etc during this quarter.

The Company has very flexible R&D strategies to response to the market timely and quickly. We are planning to introduce four to five models of cellular phones in May and June, for example M36, OS2046, OS7680 and M70+, the new platforms would be utilized in these new products. We expect the R&D cost would be increased throughout the rest of the year. We believe that our R&D activities will strengthen our technologies, reduce the costs of existing products and also provide future revenue streams through the launch of new innovative products.

General and administrative expenses

General and  administrative  expenses  consist  primarily  of  compensation  for
personnel,   travel   expenses,   materials   expenses   related   to   ordinary
administration and fees for professional services.

For the three months ended March 31, 2005, general and administrative expenses were $262,000, accounting for 17.47% of the total revenues, as compared to $92,000, or 13.73% of the total revenues for the corresponding period in 2004. General and administrative expenses had a period-to-period increase of 184.78%.

The increase in general & admin expenses was due to the expansion of the business and the increased recruitment in personnel. In the reporting period, the Company has employees of 220, compare with 27 employees for the same period 2004. The travel expenses also increased in the reporting period for the expansion of sales network.

>> GROSS PROFIT AND GROSS MARGIN

For the three months ended March 31, 2005, our gross profit was $312,000, which represented an increase of 7800.00% as compared to the same period in 2004. Our gross margin for the reporting period was 20.80%, up from 0.60% for the same period last year.

Both gross profit and gross margin increased attributable to:

         1. the Company diversified its business into the research and manufacture of cellular phones;
         2. Our ability to introduce new models regularly to meet market needs;
         3. Increase our bargaining power with suppliers resulting from bulk purchase.

>> NET INCOME

For the three months ended March 31, 2005, our net income was $5,000, as compared to net loss of $349,000 of the same period in 2004. The improvement in our profitability is mainly attributable to the successful of business diversification. During the first quarter of 2005, the other net income mainly represented the royalty fee rebate amounting to US$314,000.

>> LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally.

As of March 31, 2005, we had current assets of $26,809,000. Current assets are comprised of inventories of $5,896,000, accounts receivable of $4,976,000, restricted cash, trade deposits and other receivables aggregated of $15,815,000, and cash and cash equivalents of $122,000. Current liabilities comprised accounts payable of $13,556,000, trade deposit received of $1,552,000, accrued expenses and other accrued liabilities of $1,286,000, due to directors of $311,000, and provision for warranty of $125,000.

We offer two trading terms to our customers, i.e. cash-on-delivery and on credit term within 180 days. As of March 31, 2005, our accounts receivable were $4,976,000, compared to $8,250,000 as of December 31, 2004. Sharply decreased in the accounts receivable is due to the repayment from one of the major customers, XWSD.

As of March 31, 2005, our inventories were $5,896,000, as compared to $5,781,000 as of December 31, 2004, which represented a slight increase of 2.00%. We have critically and regularly evaluated our inventories to consider any provision is required to reduce the excess or obsolete inventories to their estimated net realizable value.

As of March 31, 2005, our cash and bank balances were all denominated in Renminbi ("RMB"). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the Renminbi has been pegged at a constant rate to the United States dollar for the entire periods, we consider there is no significant exchange risk.

>> CASH FLOWS

As of March 31, 2005, we have cash and cash equivalents of $122,000, compared to $1,214,000 as of March 31, 2004, which representing a decrease of 89.95%, which is mainly resulted from the increase in the restricted cash amounting to $2,680,000 and increase in trade deposit paid increased from $666,000 as of Mach 31, 2004 to $4,800,000 in the reporting period. As the Company engaged in trading business during the first quarter of 2004, therefore the trade deposit was limited. After the commencement of manufacture of our own cellular phones, the Company procures parts and components to satisfy manufacture demand, some parts, like platform and displays have to be procured minimum 3 weeks in advance of the manufacture and the deposit is to secure the supply.

Our gearing ratio, calculated as total debts over total assets, was 60.25% as of March 31, 2005 and 61.76% as of December 31, 2004, respectively.

>> CONTINGENT LIABILITIES

As of March 31, 2005,  we had not entered into any  guarantee  contracts nor any
non-disclosed   contracts  which  will  affect  stockholders'  equity  or  share structure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         We are exposed to various market risks including foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

         The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

         Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the combined statements of operations.

         For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period.

         Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity.

Item 4.  Controls and Procedures.

At the date of this report, an evaluation was carried out, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II --- OTHER INFORMATION

Item 1.  Legal Proceedings.

There is no litigation pending or threatened against the Company, other than certain legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on the Company's financial condition, operating results or liquidity. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         (a) Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company's common stock. Immediately, the Company had 14,756,000 shares of its common stock outstanding.

                  On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong ("UFIL"). The exchange was consummated under the laws of State of Delaware and pursuant to the terms of Securities Exchange Agreement ("Exchange Agreement") dated effective as of March 31, 2005. In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock.

                  Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, $0.001 par value, to the stockholders of UFIL, representing approximately 50.41% of the Company's issued and outstanding common stock, in exchange for 20,000,000 outstanding shares of UFIL and cash payment of $50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding.

         (a)      None

         (b)      None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Exhibits.

         Exhibits:
         ---------

         31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

         31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                 By: /s/ Wang Xin
                                                    ----------------------------
                                                    Wang Xin
                                                    Chief Executive Officer

DATED:  May 23, 2005

Exhibit Number                                        Description of Document
--------------  ----------------------------------------------------------------

     31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

     31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *


----------------
* filed herewith