Form 10-Q
period 2005-06-30
Orsus Xelent Technologies Inc
filed 2005-08-15
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                   29,756,000


                        PART I --- FINANCIAL INFORMATION


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------



                                                          (Unaudited)                   (Unaudited)
                                                     Three months ended              Six months ended
                                                           June 30,                      June 30,
                                                 --------------------------    --------------------------
                                                        2005           2004           2005           2004
                                          Note       US$'000        US$'000        US$'000        US$'000
Operating revenues:                                    1,940         14,394          3,440         15,064
                                                 -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales                                      1,711         11,639          2,899         12,305
    Sales and marketing                                  407            697            701            851
    General and administrative                           307            290            569            382
    Research and development                             108             52            142            189
    Depreciation                                          49            103             75            105
                                                 -----------    -----------    -----------    -----------

    Total operating expenses                           2,582         12,781          4,386         13,832
                                                 -----------    -----------    -----------    -----------

Operating (loss)/profit                                 (642)         1,613           (946)         1,232

Interest expense                                          (4)            (1)           (25)            (2)
Other income, net                                        122              3            452              4
                                                 -----------    -----------    -----------    -----------

(Loss)/Income before income taxes and
    minority interest                                   (524)         1,615           (519)         1,234

Income taxes                                5           --             --             --             --
                                                 -----------    -----------    -----------    -----------
(Loss)/Income before minority interest                  (524)         1,615           (519)         1,234

Minority interest                                       --               58           --               90
                                                 -----------    -----------    -----------    -----------
Net (loss)/income                                       (524)         1,673           (519)         1,324
                                                 ===========    ===========    ===========    ===========

(Loss)/earnings per share:                  4

Basic                                                  (0.02)          0.06          (0.02)          0.04
                                                 ===========    ===========    ===========    ===========

Weighted average number of common stock
    outstanding                                   29,756,000     29,756,000     29,756,000     29,756,000
                                                 ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.


Orsus Xelent Technologies, Inc.

Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                       As of          As of
                                                                    June 30,   December 31,
                                                                        2005           2004
                                                          Note       US$'000        US$'000
ASSETS
Current assets
    Cash and cash equivalents                                          1,042            224
    Restricted cash                                                    1,721          2,333
    Accounts receivable - Trade                                        5,658          8,250
    Due from related company                                7           --            3,319
    Due from a director                                     7              6           --
    Inventories                                                        5,292          5,781
    Trade deposits paid                                                7,750          8,126
    Other current assets                                                 294            210
                                                                ------------   ------------

    Total current assets                                              21,763         28,243

Property, plant and equipment, net                                     1,171            778
                                                                ------------   ------------

Total assets                                                          22,934         29,021
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - Trade                                          10,392         13,840
    Accrued expenses and other accrued liabilities                     1,528          1,103
    Trade deposits received                                             --            2,487
    Due to directors                                        7            311            311
    Provision for warranty                                               124            182
                                                                ------------   ------------

    Total current liabilities                                         12,355          17,923
                                                                ------------   ------------

Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
    Authorized: 100,000,000 shares, no shares issued                    --             --
Common stock and paid-in capital, US$0.001 par value:
    Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of June 30,
    2005 and as of December 31, 2004                                      30             30
Additional paid-in capital                                             2,484          2,484
Dedicated reserves                                                     1,042          1,042
Retained earnings                                                      7,023          7,542
                                                                ------------   ------------

Total stockholders' equity                                            10,579         11,098
                                                                ------------   ------------

Total liabilities and stockholders' equity                            22,934         29,021
                                                                ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  (Unaudited)
                                                                               Six months ended
                                                                                    June 30,
                                                                           ------------------------
                                                                                 2005          2004
                                                                              US$'000       US$'000
Cash flows from operating activities
Net (loss)/income                                                                (519)        1,324
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
    Depreciation                                                                   75           105
Changes in assets and liabilities:
    Accounts receivable -trade                                                  2,592           (21)
    Inventories, net                                                              489        (5,887)
    Trade deposits paid                                                           376        (6,759)
    Other current assets                                                          (84)         (457)
    Trade deposits received                                                    (2,487)        4,520
    Accounts payable - trade                                                   (3,448)        6,301
    Provision for warranty                                                        (58)          139
    Accrued expenses and other accrued liabilities                                425           (24)
                                                                           ----------    ----------

Net cash used in operating activities                                          (2,639)         (759)
                                                                           ----------    ----------

Cash flows from investing activities
    Purchase of property, plant and equipment                                    (468)       (1,043)
    Repayment from a related company                                            3,319           736
    Advance to a director                                                          (6)         --
    Minority interests                                                           --             454
    Decrease/(increase) in restricted cash                                        612        (1,857)
                                                                           ----------    ----------

Net cash generated from/(used in) investing activities                          3,457        (1,710)
                                                                           ----------    ----------

Cash flows generated from financing activities
    Advance from a related company                                               --           2,452
                                                                           ----------    ----------

Net cash generation from financing activities                                    --           2,452
                                                                           ----------    ----------

Net increase/(decrease) in cash and cash equivalents                              818           (17)

Cash and cash equivalents, beginning of the period                                224           190
                                                                           ----------    ----------

Cash and cash equivalents, end of the period                                    1,042           173
                                                                           ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

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

         As described in Note 2 below, prior to the reorganization with United First International Limited ("UFI"), a company incorporated in the Hong Kong Special Administrative Region of the People's Republic of China (the "PRC"), on March 31, 2005, ORXT was a development stage company, which, other than providing an online dating service, has had no operations and revenues. After recapitalization, ORXT exited the development stage after March 31, 2005.

         Upon the completion of the reorganization, ORXT assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited ("Xelent") (English translation for identification purpose only), an enterprise established in Beijing, the PRC that is engaged in the business of designing for retail and wholesale distribution cellular phones. Xelent had a 55% interest in Shanghai Sapphine Telecom Tech Co., Ltd. ("Sapphine")
         (English translation for identification purpose only), a company engaged in research and development of cellular phones which was incorporated in the PRC. On August 19, 2004, the owners of Sapphine signed an agreement to liquidate Sapphine.


2.       REORGANIZATION

         a)       Reorganization

                  On March 18, 2005, the board of directors approved a 4-for-1 forward split of its issued and outstanding common stock with a record date of March 28, 2005.

                  Pursuant to a Stock Transfer Agreement dated March 29, 2005, ORXT transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of ORXT's common stock. Subsequently, ORXT had 14,756,000 shares of its common stock outstanding.

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

                  Consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because UFI and Xelent were beneficially owned by the same stockholders group, Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin, immediately before and after the combination, the Agreement has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests. In accordance with USGAAP, the accompanying financial statements of the Company have been prepared as if the Merger had occurred and UFI had been incorporated at the beginning of the earliest period presented, as of May 6, 2003.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

3.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and 2004 have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2004 filed on February 11, 2005 and Form 8-K/A for the information of Xelent filed on May 19, 2005. The results of operations for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

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


4.       (LOSS) / EARNINGS PER SHARE

         Basic (loss)/earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization as described in Note 2. The 29,756,000 shares in connection with the recapitalization were included in the computation of (loss)/earnings per share as if outstanding at the beginning of each period presented.

         The Company had no potential  common stock  instruments with a dilutive
         effect  for  any  period   presented,   therefore   basic  and  diluted
         (loss)/earnings per share are the same.


5.       INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.

         ORXT had a net operating loss carry-forward for income tax reporting purposes of approximately US$227,070 that might be offset against future taxable income. These net operating loss carry-forwards are expected to become severely limited in future years if the Company experiences a control change. Therefore, following the recapitalization as mentioned in Note 2, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


5.       INCOME TAXES (CONTINUED)

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

         The reconciliation of PRC statutory income to the effective income tax rate based on income stated in the statements of operations is as follows:

                                                                (Unaudited)
                                                              Six months ended
                                                                  June 30,
                                                             ------------------
                                                                2005       2004
                                                                   %          %

         Statutory rate                                           33         33
         Tax exemption                                           --         (33)
         Tax losses                                              (33)        --
                                                             -------    -------

                                                                 --         --
                                                             =======    =======


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

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

6.       CONCENTRATIONS (CONTINUED)

         Customers accounted for over 10% of the Company's operating revenues as follows:

                                                                (Unaudited)
                                                             Six months ended
                                                                  June 30,
                                                             ------------------
                                                                2005       2004
                                                                   %          %

         Customer A                                               69         92
         Customer B                                               31       --
                                                             =======    =======

         Trade deposits received in respect of the above customers were US$Nil and US$2,487,000 as of June 30, 2005 and December 31, 2004,
         respectively. Trade receivable in respect of the above customers were US$5,658,000 and US$8,250,000 as of June 30, 2005 and December 31, 2004
         respectively.

         Suppliers accounted for over 10% of the Company's purchases are as follows:

                                                                (Unaudited)
                                                              Six months ended
                                                                  June 30,
                                                             ------------------
                                                                2005       2004
                                                                   %          %

         Supplier A                                               32         25
         Supplier B                                               12         27
         Supplier C                                               20       --
         Supplier G                                             --           15
                                                             =======    =======

         Trade deposits paid in respect of the above suppliers were US$1,097,000 and US$1,665,000 as of June 30, 2005 and December 31, 2004. Trade payable in respect of the above suppliers were US$Nil and US$1,077,000 as of June 30, 2005 and December 31, 2004 respectively.


7.       RELATED PARTY TRANSACTION

         a.       Name and relationship of related parties

                                    Relationship with the Company
                  Related party     as at June 30, 2005
                  -------------     --------------------------------------------

                  Mr. Wang Xin      Director and stockholder of the Company
                  Mr. Liu Yu        Director and stockholder of the Company
                  Mr. Wang Zhibin   Director and stockholder of the Company


Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


7.       RELATED PARTY TRANSACTION (CONTINUED)

         b.       Summary of related party balance

                                                                               As of          As of
                                                                            June 30,   December 31,
                                                                                2005           2004
                                                                  Note       US$'000        US$'000
                  Due from related company
                  Beijing Huan Yitong Tech & Trading Co., Ltd.*                  --           3,319
                                                                        ============   ============

                  Due to directors
                  Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin    (i)            311            311
                                                                        ============   ============

                  Due from a director
                  Mr. Wang Xin                                    (i)              6           --
                                                                        ============   ============

         c.       Summary of related party transactions

                                                                     (Unaudited)
                                                                  Six months ended
                                                                       June 30
                                                                  -----------------
                                                                     2005      2004
                                                                  USD'000   USD'000
                  Repayment from related company
                  Beijing Huan Yitong Tech & Trading Co., Ltd.*     3,319      --
                                                                  =======   =======

                  Advance from related company
                  Beijing Huan Yitong Tech & Trading Co., Ltd.*      --       2,452
                                                                  =======   =======

                  Advance to a director
                  Mr. Wang Xin                                          6      --
                                                                  =======   =======

                 Note:

                  (i)      The  amounts   due  to   directors   are   unsecured,
                           interest-free and repayable on demand.

                  * Ceased to be related party beginning on April 26, 2005.


8.       EVENTS AFTER BALANCE SHEET DATE

         On July 14, 2005, Orsus Xelent Holdings (BVI) Limited ("OXH") was incorporated in the British Virgin Islands with issued capital of US$2. OXH is 100% owned by ORXT. The principal activity of OXH is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited ("OXT") was incorporated in Hong Kong with issued capital of HK$100
         (equivalent to US$13) and is 100% owned by OXH. The ultimate holding company of OXT is ORXT. The principal activity of OXT is trading of mobile phones and accessories. OXT commenced its business operation in August 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  PLAN  OF
OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.


OVERVIEW

Universal Flirts Corp., was organized under the laws of State of Delaware in May 2004. On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company's common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company's common stock. Immediately, the Company had 14,756,000 shares of its common stock outstanding.

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong ("UFIL"). The exchange was consummated under the laws of State of Delaware and pursuant to the terms of Securities Exchange Agreement ("Exchange Agreement") dated effective as of March 31, 2005. In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock..

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

On April 19, 2005, the company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies Inc. The company's new OTC Bulletin Board symbol is ORXT and the new CUSIP Number is 68749U106.

The business operation of UFIL is primarily undertaken by its wholly-owned subsidiary, Xelent. Xelent have been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce as its product trademark, also known as "Orsus Cellular" within the industry. Orsus cellular are traditionally equipped with leading features including 1.8-inch to 2.2-inch TFT dual-color display 1 to 120-minute video recording, 300K to 2M pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, flip-phone technology and innovative lightweight design. Since the first Orsus cellular launched the market in April 2004, approximately 500,000 units had been sold, and it represents approximately 1% of the market in the People's Republic of China (the "PRC") for cellular phones in 2004.

According to research conducted by China Ministry of Information Industry, in the first half of 2005, the PRC added 28 million mobile phone users, bringing total year-end subscribers to 363 million, the largest nation in the world. This number is expected to reach over 500 million by 2007. With the market in the PRC for cellular phones continues to develop, Xelent is gradually introducing an advanced product line incorporating the new 3G (Third Generation) high-speed mobile technology. This technology is expected to be approved by the Chinese government in 2006 and, according to China Ministry of Information Industry, amount to a US$120 billion market in the PRC by year-end.


BUSINESS REVIEW

During the first quarter of 2004, the Company mainly engaged in the trading of cellular phones business. Since April 2004, the Company has diversified its business into the research and manufacture of cellular phones. This business strategy was successful and brought a sharp increase of revenues in remaining three quarters of 2004.

Since the 4th quarter 2004 the growth rate of the cellular phones market in the PRC has slowed down as a result from the oversupply of cellular phones in the market. The cellular phones market in the PRC is characterized by rapidly changing customer preferences. Cellular phones with multi-media function replaced camera function and became the most popular products in 2005. Additionally, foreign manufacturers of cellular phone have paid much investment on the middle- to low-end products. Much more new products have been launched into the Chinese market and cost much to advertise on the main media, which have led foreign manufacturers grasp more market share from domestic manufactures.


In response to the fierce competition in the PRC cellular market, we enhanced the quality and function of our products to increase the competitive edge. We have developed new platforms, namely Agere and MTK, which could enable us to develop a series of low to moderately priced new products with innovative functions, such as multi-media to meet the rapid change in the market. Two models with multi-media functions were successfully launched into the market, namely M36 and OS70+, in July 2005. In response to the competition in product functions and pricing with international cellular giants, we negotiated with our suppliers to reduce the cost of raw materials and improve our operation efficiency so as to increase our price reduction ability.

In response to the fierce competition in the PRC cellular market, we continually adopted our strategy to develop our product with low to moderately price with innovative functions. Additionally, we planned to export our cellular phone products and R&D services to foreign-based customers in Hong Kong and Southeast
Asia. We believe our products with popular features and reasonable price are highly competitive in Hong Kong and other foreign markets.

Although the overall operating environment would be difficult in this year, we expect the revenues, and earnings will demonstrate steady growth in 2005 with the introduction of new products, optimization of supply chain and enhanced usage of raw materials.

Six months ended June 30, 2005
-------------------------- ------------------------- ------------------------ ------------------
                           Six months ended June     Six months ended June     Comparison
                           30, 2005                  30, 2004
-------------------------- ------------------------- ------------------------ ------------------
                           $' 000     % of revenue   $' 000     % of revenue  $'000   %
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Revenues                   3440                      15064                    11624   77.17%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Cost of sales              (2899)     84.27%         (12305)    81.68%        9406    76.44%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Sales & Marketing
expenses                   (701)      20.38%         (851)      5.65%         150     17.62%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
General & Admin
expenses                   (569)      16.54%         (382)      2.54%         -187    -48.95%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
R&D expenses               (142)      4.13%          (189)      1.25%         47      24.87%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Depreciation &
Amortization               (75)       2.18%          (105)      0.70%         30      28.57%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Interest expenses          (25)       0.73%          (2)        -0.01%        -23     1150.00%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Other income, net          452        13.14%         4          0.03%         448     11200.00%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Income (loss) before tax   (519)      -15.09%        1234       8.19%         1754    142.02%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Income taxes               0          0%             0          0.00%         0       NIL
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Minority interest          0          0%             90         0.60%         -90     100.00%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------
Net income (loss)          (519)      -15.09%        1324       8.79%         1843    139.19%
-------------------------- ---------- -------------- ---------- ------------- ------- ----------

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


RESULTS OF OPERATION

>>   Revenues

Our revenues were $3,440,000 for the six months ended June 30, 2005, representing a decrease of 77.17% as compared to the same period in 2004. The revenues mainly derived from the sales of cellular phones particularly model FG 830, OS850, M86 and OS83. The tremendous decrease was primarily due to the quick change and fierce competition of the market. In the second quarter of 2004, we grasp a good opportunity of camera cellular to enter into the market. The ten models we have introduced into the market are all camera cellular. Right products going into the market in the right time have benefited us a lot. Since the 4th quarter 2004, Cellular phone with multi-media function became most popular. We have changed our technologies to develop platform from ADI to MTK in order to research and develop a cellular phone with multimedia functions. Since time is required to develop such new platform, our new products rollout in the first half-year was delayed. As a result, our revenues in the first half-year were mainly contributed from our old products and the growth in revenue was slow down in this quarter. Although the growth rate of revenues in the third quarter of this year would not be as fast as that in last corresponding period, we believe that our revenues would have a obvious growth in the second half of 2005 as long as the successful introduction of our new products with multi-media functions.

Our old products also faced a direct competition with the overseas international cellular phone giants. We became more cautious to introduce new products without multi-media functions and reduced the price so as to capture profit and clear inventories.

Comparing with the 1st quarter of 2005, our revenues had increased from US$1,500,000 to US$1,940,000 this quarter, rising up about 29.33%. We stimulated the market sales by means of reduction of old type of products prices in order to reduce inventories. Together with our distributors and dealers launched a series of promotion campaigns during this quarter, our revenues have an obvious improvement in this quarter. We still have an increase in the products, such as M86, OS83 etc, compared to first quarter 2005. By more and more new product have been researched, we will accelerate the speed of product launch to market to enhance our gross margin through innovative products. We plan to introduce a series of new products with innovative functions, such as MP3, MPEG4, over one mega pixels resolutions and intelligent handwriting features.

Although the overall operating environment is difficult in this year, we believe that our revenues in 2005 will achieve a steady growth through the introduction of innovative features cellular phones with low and moderate price to penetrate the market and strengthen the brand awareness.

Breakdown by products

For the first six months ended June 30, 2005, our revenues are mainly generated from the sales of the following products:
--------------- ------------------------------
                Six months ended June 30, 2005
--------------- ------------------------------
                $'000        % of revenue
--------------- ------------ -----------------
FG 830          1,267        37%
--------------- ------------ -----------------
M 86            631          18%
--------------- ------------ -----------------
OS850           475          14%
--------------- ------------ -----------------
OS83            381          11%
--------------- ------------ -----------------

The sales of FG830 was $1267,000 in the six months ended June 30, 2005, represents a 37% of revenue, it is the major source of revenue due to (i) Right market positioning as the product is correctly priced for lower to middle income groups, even for college students, the demand is strong (ii) Proven quality and multi-functions satisfy customers who are looking for an affordable modern cellular phones.(iii) This type of mobile phone is appealing to the consumers with its elegant and beautiful appearance

Breakdown by customers

------------------------------------------------- ------------------------------
                                                  Six months ended June 30, 2005
------------------------------------------------- ------------------------------
                                                  $'000        % of revenue
------------------------------------------------- ------------ -----------------
CEC Cellular Limited                              2,372        69%
------------------------------------------------- ------------ -----------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.  1,053        31%
------------------------------------------------- ------------ -----------------

Our revenues were primarily derived from two major customers, also our strategic partners, CECM and XWSD. For the six months ended June 30, 2005, our revenues generated from CEC Cellular Limited ("CECM") and Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD") were $2,372,000 and $ 1,053,000 respectively, which representing a 69% and 31% of the revenue respectively. We have set up of strategic partnership with these two companies, both are provincial and national distributors and dealers, and the sales networks cover most of the main cities all over the PRC.

Now, we have paid more attentions on developing new distributors and dealers. By incorporating with different distributors and dealers, it could reduce the sales risk and dependence on certain distributor. In addition, the different distributors and dealers could complement with each other so to fill up the empty market of our products. With more collaborators, we are more confident that our revenues will increase in the next few months.


>>   OTHER INCOME, NET

For six months ended June 30, 2005, other income, net were $452,000, accounting for 13.14% of the total revenues, as compared to $4,000, or 0.03% of total revenues for the corresponding period in 2004. Other income, net had a sharp period-to-period increase which is mainly due to a royalty fee rebate amounting to US$314,000.


>>   OPERATING EXPENSES

For six months ended June 30, 2005, operating expenses mainly include sales and marketing expenses, general and administrative expenses and R & D expenses and shown as follows:

------------------- -------------------------- -------------------------- --------------------
                    Six months ended June 30,  Six months ended June 30,  Comparison
                    2005                       2004
------------------- -------------------------- -------------------------- --------------------
                    $'000      % of revenue    $'000       % of revenue   $'000      %
------------------- ---------- --------------- ----------- -------------- ---------- ---------
Cost of sales       (2899)     84.27%          (12305)     81.68%         9406       76.44%
------------------- ---------- --------------- ----------- -------------- ---------- ---------
Sales & marketing   (701)      20.38%          (851)       5.65%          150        17.62%
------------------- ---------- --------------- ----------- -------------- ---------- ---------
General & admin     (569)      16.54%          (382)       2.54%          -187       -48.95%
------------------- ---------- --------------- ----------- -------------- ---------- ---------
R&D                 (142)      4.13%           (189)       1.25%          47         24.87%
------------------- ---------- --------------- ----------- -------------- ---------- ---------
Total               (4,311)                    (13,727)                   9416       68.59%
------------------- ---------- --------------- ----------- -------------- ---------- ---------

Cost of sales
-------------

For the six months ended June 30, 2005, our cost of sales were $2,899,000, representing 84.27% of revenue, compared to $12,305,000 and 81.68% of the corresponding period of last year respectively. The percentage as of revenue of the reporting period increased due to that the fierce competition lead to lower the price and reduction of the profit. Since the second half of 2004, all the famous international cellular manufacturers have launched a large amount of low and middle class products into the market. With these more and more similarly positioned products entering into our target market, we have to make great effort to maintain our market share by reducing price and increasing marketing expenses.

Sales and marketing expenses
----------------------------

Sales and marketing expenses mainly represent the free-gift and product model to customers and dealers respectively, cost of provision for after-sales services, remunerations for sales personnel and development of market.

For six months ended June 30, 2005, sales and marketing expenses were $701,000, accounting for 20.38% of the total revenues, as compared to $851,000, or 5.65% of total revenues for the corresponding period in 2004. Sales and marketing expenses had a period-to-period decrease of 17.62% .The occupied percentage in the total revenues increased from 5.65% to 20.38% compared to the corresponding period in 2004 is due to the total revenue's decrease and the approximately steady absolute expense. Although the revenue has a large decrease, the free-gift and product model to customers and dealers did not decrease in the same proportion. A large portion of sales and marketing expenses was fixed expenses, such as remunerations for sales personnel. In the following quarter, we would manage to lower the fixed sales and marketing expenses by cooperating with various distributors and dealers.

Sales and marketing expenses are correlated to the change in revenues. The sales and marketing expenses was also resulting from our efforts to expand our business range, penetrate into new markets and set up branches and representative offices. The remunerations for sales personnel increased largely compared to the same period in 2004, due to that the company has some market foundation and employed a large number of sales personnel. We expect the expenditures in the sales and marketing expenses would being benefit to our income growth in the coming quarters as well as strengthen our brand in long-run.

R&D expenses
------------

The R&D cost was $142,000 for the six months ended June 30, 2005, which represents 4.13% of total revenue, compared with $189,000 and 1.25% respectively in the same period in 2004. The R&D expenses had a period-to-period decrease of 24.87% due to the different platform development expense incurred in the period. R&D expenses incurred in the six months ended June 30, 2004 mainly represented the ADI platform development expense which was incurred when expensed, even though this platform has been adopted in various products which were manufactured throughout the whole year of 2004. Currently new platforms, namely AGERE and MTK, have been developed and put into the production of new cellular phones. In the second quarter we have put the AGERE platform and the MTK platform into manufacturing of M70+ and M36. We expected the development cost of the new platforms would be increased in this year so as to develop and launch new models of cellular phones with more advanced multimedia functions to the market.

The Company has very flexible R&D strategies to response to the market timely and quickly. We are planning to introduce more models of cellular phones with utilization of the new platforms in the second half of 2005. We expect the R&D cost would be increased throughout the rest of the year. We believe that our R&D activities will strengthen our technologies, reduce the costs of existing products and also provide future revenue streams through the launch of new innovative products.

General and administrative expenses
-----------------------------------

General and  administrative  expenses  consist  primarily  of  compensation  for
personnel,   travel   expenses,   materials   expenses   related   to   ordinary
administration and fees for professional services.

For the six months ended June 30, 2005, general and administrative expenses were $569,000, accounting for 16.54% of the total revenues, as compared to $382,000, or 2.54% of the total revenues for the corresponding period in 2004. General and administrative expenses had a period-to-period sharply increase of 48.95%. Since April, 2004, the company has got an enormous progress not only in sales but also in organization and human resources. Therefore the increase in general & admin expenses were mainly due to increased travel expenses and compensation for personnel in the reporting period.

>>   GROSS PROFIT AND GROSS MARGIN

For the six months ended June 30, 2005, our gross profit was $ 541,000, which represented a decrease of 80.39% as compared to the gross profit of $2,759,000 in the same period in 2004. Our gross margin for the reporting period was decrease from 18.3% in 2004 to 15.7% in 2005.

Both gross profit and gross margin decreased attributable to: 1. The fierce market competitive lead to lower price and reduction of the profit with each product; 2. For the purpose of inventories reduction, the company had to stimulate the old products' sales by price reduction.


>>   NET INCOME

For the six months ended June 30, 2005, our net loss was $519,000, as compared to net income of $1,324,000 of the same period in 2004. The recession in our profitability is mainly attributable to the decreased revenues.


>>   LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally.

As of June 30, 2005, we had current assets of $21,763,000. Current assets are comprised of inventories of $5,292,000, accounts receivable of $5,658,000, trade deposits and other receivables aggregated of $8,044,000,,due from directors of $6,000 and restricted cash, cash and cash equivalents of $2,763,000. Current liabilities comprised accounts payable of $10,392,000, trade deposit received of $0, accrued expenses and other accrued liabilities of $1,528,000, due to directors of $311,000, and provision for warranty of $124,000.

We offer two trading terms to our customers, i.e. cash-on-delivery and on credit term within 180 days. As of June 30, 2005, our accounts receivable were $5,658,000, compared to $8,250,000 as of Dec 31, 2004. A large decrease in the accounts receivable is due to the repayment from one of the major customers, XWSD.

As of June 30, 2005, our inventories were $5,292,000, as compared to $5,781,000 as of Dec 31, 2004, which represented moderate decrease of 8.46%. The main reason for this decrease is due to reduction of the old materials' inventories. We stimulated the old type products' sales by reducing the price. Furthermore, we will develop and research new functions (such as MP3, MPEG4 etc.) on old products, such as OS70+,M62+, therefore many old materials' inventories could be reused in the new products. In the future, we will critically and regularly evaluate our inventories to consider any provision is required to reduce the excess or obsolete inventories to their estimated net realizable value.

As of June 30, 2005, our cash and bank balances were all denominated in Renminbi ("RMB"). Renminbi had been pegged at a constant rate to the United States dollar for the entire periods. Although Renminbi had been slightly inflated in July 2005, our activities, assets and liabilities are mainly denominated in Renminbi, any further possible inflation of Renminbi would be benefit to the Company. We consider that the exposure to exchange fluctuations is relatively low and therefore has not engaged in any hedging activity.

>>   CASH FLOWS

As of June 30, 2005, we have cash and cash equivalents of $1,042,000, compared to $224,000 as of Dec.31, 2004, which representing an increase of 365.18%, which is mainly resulted from the decrease in restricted cash from $2,333,000 as of Dec.31 2004 to $1,721,000 which is due to the decrease of payment to our suppliers and the decrease in the account receivable from $8,250,000 to $5,658,000. The decrease of accounts receivable is due to the repayment from one of the major customers, XWSD.


Our gearing ratio, calculated as total debts over total assets, was 53.87% as of June 30, 2005, 61.76% as of Dec 31, 2004, respectively.


>>   CONTINGENT LIABILITIES

As of June 30, 2005,  we had not entered into any  guarantee  contracts  nor any
non-disclosed   contracts  which  will  affect  stockholders'  equity  or  share structure.

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

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                 By: /s/ Wang Xin
                                                    ----------------------------
                                                    Wang Xin
                                                    Chief Executive Officer

DATED:  August 15, 2005

Exhibit Number                       Description of Document
--------------    --------------------------------------------------------------

    31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

    31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *



* filed herewith