Form 10-Q
period 2005-09-30
Orsus Xelent Technologies Inc
filed 2005-11-16
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


                           6B Building 5, Yi Jing Yuan
                                  Chaoyang Disc
                   Beijing, People's Republic Of China 100020
               (Address of principal executive offices) (Zip Code)

                                 86-10-85613362
                           (Issuer's telephone number)

                             A-20G, Chengming Plaza
                      No. 2 Nan Da Street, Xicheng District
                   Beijing, People's Republic Of China 100035
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations
==========================================================================================================

                                                      Three months ended           Nine months ended
                                                        September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                         2005           2004           2005          2004
                                          Note        US$'000        US$'000        US$'000        US$'000
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Operating revenues                                     13,164         37,853         16,604         52,917
                                                  -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales                                      10,358         30,287         13,257         42,592
    Sales and marketing                                   430          1,545          1,131          2,396
    General and administrative                            200            606            769            988
    Research and development                              195            267            337            456
    Depreciation                                           89            409            164            514
                                                  -----------    -----------    -----------    -----------

    Total operating expenses                           11,272         33,114         15,658         46,946
                                                  -----------    -----------    -----------    -----------

Operating profit                                        1,892          4,739            946          5,971

Interest expense                                         --              (88)           (25)           (90)
Other income, net                                          89             28            541             32
                                                  -----------    -----------    -----------    -----------

Income before income taxes and minority
    interest                                            1,981          4,679          1,462          5,913

Income taxes                                 3            (23)          --              (23)          --
                                                  -----------    -----------    -----------    -----------

Income before minority interest                         1,958          4,679          1,439          5,913

Minority interest                                        --               30           --              120
                                                  -----------    -----------    -----------    -----------

Net income                                              1,958          4,709          1,439          6,033
                                                  ===========    ===========    ===========    ===========

Earnings per share:                          2

Basic                                                    0.07           0.16           0.05           0.20
                                                  ===========    ===========    ===========    ===========

Weighted average number of common stock
    outstanding                                    29,756,000     29,756,000     29,756,000     29,756,000
                                                  ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.
Condensed Consolidated Balance Sheets
=============================================================================================


                                                                         As of          As of
                                                                 September 30,   December 31,
                                                                          2005           2004
                                                          Note         US$'000        US$'000
                                                                   (Unaudited)

ASSETS
Current assets
    Cash and cash equivalents                                            2,734            224
    Restricted cash                                                      1,623          2,333
    Accounts receivable - Trade                                         10,145          8,250
    Due from related company                                4             --            3,319
    Due from a director                                     4                6           --
    Inventories                                                          4,566          5,781
    Trade deposits paid                                                  8,333          8,126
    Other current assets                                                   352            210
                                                                   -----------    -----------

    Total current assets                                                27,759         28,243

Property, plant and equipment, net                                       1,193            778
                                                                   -----------    -----------

Total assets                                                            28,952         29,021
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - Trade                                            11,054         13,840
    Accrued expenses and other accrued liabilities                       2,033          1,103
    Trade deposits received                                              2,906          2,487
    Due to directors                                        4              311            311
    Provision for warranty                                                  88            182
    Provision for taxation                                                  23           --
                                                                   -----------    -----------

    Total current liabilities                                           16,415         17,923
                                                                   -----------    -----------

Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
    Authorized: 100,000,000 shares, no shares issued                      --             --
Common stock and paid-in capital, US$0.001 par value:
    Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of
    September 30, 2005 and as of December 31, 2004                          30             30
Additional paid-in capital                                               2,484          2,484
Dedicated reserves                                                       1,042          1,042
Retained earnings                                                        8,981          7,542
                                                                   -----------    -----------

Total stockholders' equity                                              12,537         11,098
                                                                   -----------    -----------

Total liabilities and stockholders' equity                              28,952         29,021
                                                                   ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
=====================================================================================

                                                                 Nine months ended
                                                                  September 30,
                                                           --------------------------
                                                                  2005           2004
                                                               US$'000        US$'000
                                                           (Unaudited)    (Unaudited)
Cash flows from operating activities
Net income                                                       1,439          6,033
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                                   164            514
    Loss on disposal of property, plant and equipment             --                7
    Loss on liquidation of a subsidiary                           --              120
    Minority interest                                             --             (120)
Changes in assets and liabilities:
    Accounts receivable - trade                                 (1,895)        (2,910)
    Inventories, net                                             1,215         (9,183)
    Trade deposits paid                                           (207)          (845)
    Other current assets                                          (142)            40
    Trade deposits received                                        419           --
    Accounts payable - trade                                    (2,786)        13,000
    Provision for warranty                                         (94)           299
    Accrued expenses and other accrued liabilities                 930            708
    Provision for taxation                                          23           --
                                                           -----------    -----------

Net cash (used in) provided by operating activities               (934)         7,663
                                                           -----------    -----------

Cash flows from investing activities
    Purchase of property, plant and equipment                     (579)        (1,263)
    Proceeds from sales of property, plant and equipment          --               43
    Repayment from a related company                             3,319            736
    Loan to a related company                                     --           (7,107)
    Decrease in restricted cash                                    710           --
    Advance to a director                                           (6)          --
                                                           -----------    -----------

Net cash provided by (used in) investing activities              3,444         (7,591)
                                                           -----------    -----------

Net increase in cash and cash equivalents                        2,510             72

Cash and cash equivalents, beginning of the period                 224            190
                                                           -----------    -----------

Cash and cash equivalents, end of the period                     2,734            262
                                                           ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
================================================================================



1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and 2004 have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2004 filed on February 11, 2005 and Form 8-K/A for the information of Xelent filed on May 19, 2005. The results of operations for the nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

     The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("US GAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the reorganization and recapitalization as described in Note 2. The 29,756,000 shares in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented.

     The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same.


3.   INCOME TAXES

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates. Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.


Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
================================================================================



3.   INCOME TAXES (CONTINUED)

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

     UFI was incorporated in Hong Kong and has no assessable profit for the periods presented. OXT was also incorporated in Hong Kong and Hong Kong
     Profits Tax has been provided at the rate of 17.5% on OXT's estimated assessable profits for the period. Since Xelent has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 33% for two years followed by a 50% reduction for the next three years, commencing fiscal year 2005.

     Reconciliation  from the expected  statutory  tax rate in PRC of 33% (2004:
     33%) is as follows:

                                                                       Nine months ended
                                                                         September 30,
                                                                 --------------------------
                                                                        2005           2004
                                                                           %              %
                                                                 (Unaudited)    (Unaudited)

     Statutory rate - PRC                                               24.0           33.0
     Difference in tax rates in the countries that the Company
        operates                                                       (22.7)         (33.0)
     Tax exemption                                                      (0.6)          --
     Others                                                              0.9           --
                                                                 -----------    -----------

     Effective tax rate                                                  1.6           --
                                                                 ===========    ===========


4.   RELATED PARTY TRANSACTION

     a.   Name and relationship of related parties

          Related party        Relationship with the Company as of September 30, 2005
          -------------        ------------------------------------------------------
          Mr. Wang Xin         Director and stockholder of the Company
          Mr. Liu Yu           Director and stockholder of the Company
          Mr. Wang Zhibin      Director and stockholder of the Company


Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
================================================================================



4.   RELATED PARTY TRANSACTION (CONTINUED)

     b.   Summary of related party balances

                                                                    As of            As of
                                                            September 30,     December 31,
                                                                     2005             2004
                                                     Note         US$'000          US$'000
                                                              (Unaudited)
                                                            -------------    -------------
     Due from related company
     Beijing Huan Yitong Tech & Trading Co., Ltd. *                  --              3,319
                                                            =============    =============

     Due to directors
     Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin    (i)              311              311
                                                            =============    =============

     Due from a director
     Mr. Wang Xin                                    (i)                6             --
                                                            =============    =============

c.   Summary of related party transactions
                                                                   Nine months ended
                                                                     September 30
                                                            ------------------------------
                                                                     2005             2004
                                                                  USD'000          USD'000
                                                              (Unaudited)      (Unaudited)
                                                            -------------    -------------

     Repayment from related company
     Beijing Huan Yitong Tech & Trading Co., Ltd. *                 3,319             --
                                                            =============    =============

     Advance from related company
     Beijing Huan Yitong Tech & Trading Co., Ltd. *                  --              2,452
                                                            =============    =============

     Advance to a director
     Mr. Wang Xin                                                       6             --
                                                            =============    =============

     Note:
     -----

     (i)  The amounts are unsecured, interest-free and repayable on demand.

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

Pursuant to the exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company's business operations are now conducted through UFIL's wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited ("Xelent").

On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc. The Company's new OTC Bulletin Board symbol is ORXT and the new CUSIP Number is 68749U106.

The business operation of UFIL is primarily undertaken by its wholly-owned subsidiary, Xelent. Xelent have been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce as its product trademark, also known as "Orsus Cellular" within the industry. Orsus cellular are traditionally equipped with leading features including 1.8-inch to 2.2-inch TFT dual-color display, 1 to 120-minute video recording, 300K to 2M pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, flip-phone technology and innovative lightweight design. Since the first Orsus cellular launched the market in April 2004, approximately 500,000 units had been sold in the year, and it represents approximately 1% of the market in the People's Republic of China (the "PRC") for cellular phones in 2004.

In July, 2005 a wholly owned subsidiary, namely Orsus Xelent Trading (HK) Company Limited was incorporated in Hong Kong. The principal activities of the Hong Kong subsidiary is engaged in the trading of cellular phones and accessories with overseas customers.

According to research conducted by China Ministry of Information Industry, in the first half of 2005, the PRC added 28 million cellular phone users, bringing total year-end subscribers to 363 million, the largest nation in the world. This number is expected to reach over 500 million by 2007. With the market in the PRC for cellular phones continues to develop, Xelent is gradually introducing an advanced product line incorporating the new 3G (Third Generation) high-speed mobile technology. This technology is expected to be approved by the Chinese government in 2006. The PRC cellular market is expected to reach $120 billion by the year end of 2005 by the China Ministry of Information Industry.


BUSINESS REVIEW

Since the 4th quarter 2004 the growth rate of the cellular phones market in the PRC slowed down as a result from the oversupply of cellular phones in the market. The competition came from the counterfeit cellular phones in the PRC market which forced the domestic branded manufacturers to clear inventories by prices cutting or stop production. The tough environment remains in the first three quarters of this year. The cellular phones market in the PRC is characterized by rapidly changing customer preferences. Cellular phones with multi-media function replaced camera function and became the most popular products in 2005. Additionally, foreign brand manufacturers have put much investment on the promotion of middle- to low-end products. They have launched many more new products into the PRC market and spent more to advertise on the main media, which have led foreign manufacturers grasp more market share from domestic manufacturers.

In response to the fierce competition in the PRC cellular phones market, we enhanced the quality and function of our products to increase the competitive edge. During the first three quarters of 2005, multimedia cellular phones are the mainstream products in the market. In the first half of this year, we successfully developed new platforms, namely Agere, SpreadTrum and MTK, which enable us to develop a series of low to moderately priced new products namely 70A(70+), 62+, 8205, 60+ and M72, with innovative functions, such as multi-media, MPEG4, FM radio, stereo sound, over one mega pixels photography and large memory capacity, to meet the rapid change in the market since July 2005. We will continue to launch new products timely with advanced features. A two mega pixel camera and intelligent handwriting PDA cellular phone is scheduled to launch before first quarter of 2006. Through the introduction of new products with advanced features and low and moderate price, our products and brand would penetrate the PRC market. We believe our revenues could be maintained at a steady growth rate in the coming quarter.

In this  quarter,  we  explored  an  opportunity  to  cooperate  with a domestic telecommunication operator and a cellular phone manufacturer to participate in the production of CDMA cellular phone. Through the cooperation with telecommunication operator, we entered into CDMA market. Since the telecommunication operators in PRC are all big corporation, a good business relationship with those telecommunication operators could assist the development of a stable revenue stream. We will foster closer cooperation and target business opportunities with telecommunication operators continually.

To establish a more diversified revenue base, we also successfully developed the trading business in domestic and Hong Kong market. Although, the trading activities only attributed minimal revenues to us now, through the development of overseas market, the risk of concentration in single market could be minimized and our brand could be further promoted.

To increase our competitiveness, we are seeking to apply for a license to produce our own GSM cellular phone. We planned to obtain our own license through a joint venture with a domestic cellular phone manufacturer, namely Chang Zhou Moben Communication Co., Ltd. This is a way to apply the license in a time and cost saving manner. In order to achieve our target as soon as possible, we are also exploring to cooperate with other domestic cellular phone manufacturers in this aspect. Although, the application of the license is still at its early stage, we will make every effort to obtain a license to produce our own GSM cellular phone.

Going forward, we will continue to adopt effective cost control measures to enhance our competitiveness, launch new products in timely manner, explore business opportunities with telecommunication operators and develop the sales in overseas market. We have confidence that our profitability will be continued with stable growth since this quarter.


Nine months ended September 30, 2005
-----------------------------------------------------------------------------------------------------
                           Nine months ended              Nine months ended               Comparison
                           September 30, 2005             September 30, 2004
-----------------------------------------------------------------------------------------------------
                             $' 000    % of revenue    $' 000    % of revenue    $'000        %
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Revenues                      16,604                    52,917                 (36,313)      -68.62%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Cost of sales               (13,257)         79.84%   (42,592)         80.49%    29,335       68.87%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Sales & Marketing
expenses                     (1,131)          6.81%    (2,396)          4.53%     1,265       52.80%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
General & Admin
expenses                       (769)          4.63%      (988)          1.87%       219       22.17%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
R&D expenses                   (337)          2.03%      (456)          0.86%       119       26.10%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Depreciation &
Amortization                   (164)          0.99%      (514)          0.97%       350       68.09%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Interest expenses               (25)          0.15%       (90)          0.17%        65       72.22%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Other income, net                541          3.26%         32          0.06%       509     1590.63%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Income (loss) before tax       1,462          8.81%      5,913         11.17%   (4,451)      -75.27%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Income taxes                    (23)          0.14%          -              -      (23)      100.00%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Minority interest                  -              -        120          0.23%     (120)     -100.00%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------
Net income (loss)              1,439          8.67%      6,033         11.40%   (4,594)      -76.15%
-------------------------- ---------- -------------- ---------- -------------- --------- ------------


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


RESULTS OF OPERATION

>>    Revenues

Our revenues were $16,604,000 for the Nine months ended September 30, 2005, representing a decrease of 68.62% as compared to the same period in 2004. The decrease was primarily due to fierce competition of the market. The cellular phone manufactures' enlarging production capability and accelerating speed of new products launch, lead to the shorter products lifecycle and the over supply. For the purpose of meet to the changing market demands, in this quarter we developed a series of new products with innovative functions to extend our product lines by using our newly developed platform ADI, SpreadTrum and MTK.

Comparing with the 2nd quarter of 2005, our revenues had increased from US$1,940,000 to US$13,164,000 this quarter, rising up about 578.56%. The significant rise in the revenues was primarily due to the introduction of a series of new products with innovative functions, such as 70A, 62+, 8205, 60+, M72 and M36. During the first three quarters in 2005, multimedia cellular phones are the mainstream product in the market. We captured the latest demand trend of domestic consumption market to launch the new models with leading features including MP3, MPEG4, FM radio and large memory capacity. Such new products also generated a higher profit margin to us.

During this quarter, we also cooperated with telecommunication operator and other cellular phone manufacturers to provide solution consultation in the production of CDMA cellular phones, model C100. The solution consulting included the knowledge of software application, field testing, mechanical and molding design and marketing. Through the co-operation with telecommunication operator and other cellular phones manufacturer, we participated in the CDMA cellular phones production and also built up a relationship with the telecommunication operator, which would provide us an opportunity to develop a potential CDMA market, and also generate a higher profit and stable orders from the telecommunication operator in future. During this quarter, the sales of C100 were $2,970,000, represents 18% of our revenues.

In addition, during this quarter, we commenced cellular phone trading activities with domestic and overseas customers. In the domestic market, although the margin would be lower than the sales of self-produced cellular phones, we still can earn profit by using our existing strategic partners' sales networks. In the overseas market, we have successfully stepped out from PRC domestic market that 10,000 unit M18+ was sold to a customer in Hong Kong during this quarter. We will further develop our product to overseas market, including Southeast Asia, Hong Kong and Middle East so as to further broaden our profit base.

Breakdown by products
---------------------

For the nine months ended September 30, 2005, products attributed over 5% of our revenues are shown as follows:
--------------------------- ----------------------------------------------------
                            Nine months ended September 30, 2005
--------------------------- ----------------------------------------------------
                            $'000                       % of revenue
--------------------------- --------------------------- ------------------------
C100                        2,970                       17.89%
--------------------------- --------------------------- ------------------------
N108                        2,302                       13.86%
--------------------------- --------------------------- ------------------------
70A                         1,926                       11.60%
--------------------------- --------------------------- ------------------------
FG830                       1,364                       8.21%
--------------------------- --------------------------- ------------------------
N917                        978                         5.89%
--------------------------- --------------------------- ------------------------
M86                         865                         5.21%
--------------------------- --------------------------- ------------------------
M18+                        862                         5.19%
--------------------------- --------------------------- ------------------------
62+                         817                         4.92%
--------------------------- --------------------------- ------------------------

The sales of 70A and 62+ represents 16.52% of our revenues which were the new products launched into market during this quarter. In this quarter, total sales of new products were over $12,049,000, represented 72.57% of total revenues. The sales of C100 amounting to $2,970,000, represented 17.87% of revenues, are the cooperation with a telecommunication operator. The trading activities generated from the sales of N108 and N917 were $3,280,000 represented 19.75% of revenues. Through the introduction of new innovative features models and the development of new business streams, we believe, our revenues would have a stable growth since this quarter.


Breakdown by customers
----------------------

-------------------------------------------------- ------------------------------------
                                                   Nine months ended September 30, 2005
-------------------------------------------------- ------------------------------------
                                                   $'000            % of revenue
-------------------------------------------------- ---------------- -------------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.            11,479              69.13%
-------------------------------------------------- ---------------- -------------------
CEC Cellular Limited                                         2,372              14.29%
-------------------------------------------------- ---------------- -------------------
Hebei Mascot Communication Equipment Co., Ltd                1,875              11.29%
-------------------------------------------------- ---------------- -------------------
Others                                                         878               5.29%
-------------------------------------------------- ---------------- -------------------

Our revenues were primarily derived from three major customers. For the nine-months ended September 30, 2005, our revenues mainly generated from Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD"), CEC Cellular Limited ("CECM") and Hebei Mascot Communication Equipment Co., Ltd ("MASCOT") were $11,479,000, $2,372,000 and $1,875,000 respectively, which representing a, 69.13%, 14.29% and 11.29% of the revenue respectively. We have established strategic partnership with CECM and XWSD for a long period of time, both are provincial and national distributors and dealers, and the sales networks cover most of the main cities all over the PRC. MASCOT is a newly developed provincial distributor, its sales networks covers most of the main cities all the PRC, particularly in the northern region.

It is our primary policy to broaden our distribution channels so as to minimize the concentration risk to few distributors. We will explore other opportunity continually to further develop our distribution channels. To enhance a health competition, MASCOT is mainly responsible to distribute our old products. Through the cooperation with different strategic partners in different areas, we believe further extend our distribution channels would stimulate our revenues in short-run and also strengthen our brand awareness finally.

>>    OTHER INCOME, NET

For nine months ended September 30, 2005, other income, net were $541,000, accounting for 3.26% of the total revenues, as compared to $32,000, or 0.06% of total revenues for the corresponding period in 2004. Other income, net had a sharp period-to-period increase which is mainly due to a royalty fee rebate amounting to US$309,000 in the 2nd quarter of 2005.


>>    OPERATING EXPENSES

For the nine months ended September 30, 2005, operating expenses mainly include sales and marketing expenses, general and administrative expenses and R & D expenses and shown as follows:

------------------------- ------------------------ --------------------------- ------------------
                          Nine months ended        Nine months ended           Comparison
                          September 30, 2005       September 30, 2004
------------------------- ------------------------ --------------------------- ------------------
                            $'000    % of revenue    $'000     % of revenue     $'000      %
------------------------- --------- -------------- --------- ---------------- --------- ----------
Cost of sales               13,257         79.84%    42,592           80.49%  (29,335)    -68.87%
------------------------- --------- -------------- --------- ---------------- --------- ----------
Sales & marketing            1,131          6.81%     2,396            4.53%   (1,265)    -52.80%
------------------------- --------- -------------- --------- ---------------- --------- ----------
General & admin                769          4.63%       988            1.87%     (219)    -22.17%
------------------------- --------- -------------- --------- ---------------- --------- ----------
R&D                            337          2.03%       456            0.86%     (119)    -26.10%
------------------------- --------- -------------- --------- ---------------- --------- ----------
Depreciation                   164          0.99%       514            0.97%     (350)    -68.09%
------------------------- --------- -------------- --------- ---------------- --------- ----------
Total                       15,658                   46,946                   (31,288)
------------------------- --------- -------------- --------- ---------------- --------- ----------

Cost of sales
-------------

For the nine months ended September 30, 2005, our cost of sales were $13,257,000, representing 79.84% of revenue, compared to $42,592,000 and 80.49%
of the corresponding period of last year. Compared to the corresponding period in 2004, the cost of sales had a period-to-period decrease of 68.87%, it is varied in line with our sales revenues. Although the fierce competition lead to selling price cutting in old products, the cost of sales percentage to revenues can be maintained through our effectively control of raw materials used and, lower materials price by negotiation with suppliers.

Sales and marketing expenses
----------------------------

Sales and marketing expenses mainly represent the free-gift and product model to customers and dealers respectively, cost of provision for after-sales services, remunerations for sales personnel and development of market.

For the nine months ended September 30, 2005, sales and marketing expenses were $1,131,000, accounting for 6.81% of the total revenues, as compared to $2,396,000, or 4.53% of total revenues for the corresponding period in 2004. Sales and marketing expenses had a period-to-period decrease of 52.80% and the percentage represented in the total revenues increased from 4.53% to 6.81% compared to the corresponding period in 2004 are due to the total revenue's decrease and the approximately steady absolute expense. A large portion of sales and marketing expenses was fixed expenses, such as remunerations for sales personnel. Compared to the period ended June 30, 2005, the percentage represented in the total revenues decreased from 20.38% to 6.81% is due to sharp recovery of our revenues, and we effectively controlled the cost of marketing, including remunerations for sales personnel and development of market and free-gift and product model to customers and dealers.

R&D expenses
------------

The R&D cost was $337,000 for the nine months ended September 30, 2005, which represents 2.03% of total revenue, compared with $456,000 and 0.86% respectively in the same period in 2004. R&D expenses incurred in the nine months ended September 30, 2004 mainly represented the ADI platform development expense and several models of mobile phone research expense. R&D expenses incurred in the nine months ended September 30, 2005 mainly for the development cost on AGERE and MTK platform, some innovative features function, such as MP3, MPEG4 and U disk could be developed with utilization of these new platforms.

Our R&D investment would allow us to respond to the market change quickly. We introduced many models of cellular phones with innovative functions this quarter, such as OS70+, M62+, OX8205. We expect the investment in R&D activities would be continued throughout the rest of the year. We believe that our R&D activities will strengthen our technologies, reduce the costs of existing products and also provide future revenue streams through the launch of new innovative products.

General and administrative expenses
-----------------------------------

General and  administrative  expenses  consist  primarily  of  compensation  for
personnel,   travel   expenses,   materials   expenses   related   to   ordinary
administration and fees for professional services.

For the nine months ended September 30, 2005, general and administrative expenses were $769,000, accounting for 4.63% of the total revenues, as compared to $988,000, or 1.87% of the total revenues for the corresponding period in 2004. General and administrative expenses had a period-to-period sharply decrease of 22.17%. The period-to-period sharp decrease were mainly due to reduction of compensation for personnel by simplifying personnel and lower personnel compensation, and reduction of daily expense by economizing travel expenses and administrative expense.


>>    GROSS PROFIT AND GROSS MARGIN

For the nine months ended September 30, 2005, our gross profit was $ 3,347,000, which represented a decrease of 67.58% as compared to the gross profit of $10,325,000 in the same period in 2004. Our gross margin for the reporting period increased slightly from 19.51% in 2004 to 20.15% in 2005.

Slightly increase in our gross margin under a fierce competition is attributable to:
1. New products successfully launched into the market, generally new products with innovative functions would have a higher profit margin;
2. Change in our products mix. Although our gross margin decreased due to price reduction for sales promotion, it is compensated by the high gross margin new products such as CDMA cellular phone C100. Overall, the gross margin has slightly increased;
3. We controlled usage of raw materials effectively and reduced materials price by negotiation with suppliers, so as to control our cost of sales.


>>    NET INCOME

For the nine months ended September 30, 2005, our net income was $1,439,000, as compared to net income of $6,033,000 of the same period in 2004. The recession in our profit is due to the tough environment since the 4th quarter 2004. Comparing with the 2nd quarter of 2005, our net income had increased sharply from net loss US$524,000 to net income US$1,958,000

>>    LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally.

As of September 30, 2005, we had current assets of $27,759,000. Current assets are mainly comprised of inventories of $4,566,000, accounts receivable of $10,145,000, trade deposits and other receivables aggregated of $8,333,000, and restricted cash, cash and cash equivalents of $4,357,000. Current liabilities comprised accounts payable of $11,054,000, trade deposit received of $2,906,000, accrued expenses and other accrued liabilities of $2,033,000, due to directors of $311,000, and provision for warranty of $88,000.

We offer two trading terms to our customers, i.e. cash-on-delivery and on credit term within 90 days. As of September 30, 2005, our accounts receivable were $10,145,000, compared to $5,658,000 as of June 30, 2005. A large increase in the accounts receivable is due to significant growth in revenue generated during this 3rd quarter. We strictly request our customers to settle the outstanding receivables before new order is made. There is no particular change in our credit policy that three months credit period is offered to XWSD, and two months credit period is offered to our new distributor, MASCOT.

As of September 30, 2005, our inventories were $4,566,000, as compared to $5,781,000 as of December.31, 2004, which represented moderate decrease of 21.02%. The main reason for this decrease is due to reduction of the old materials' inventories. We stimulated the old type products' sales by reducing the selling price. Furthermore, we modify our old products, such as OS70, M62 by adding new functions (such as MP3, MPEG4 etc.) on old products. As a result, our slow moving materials have been used up Modification will be carried out to further utilize our existing materials. In the future, we will critically and regularly evaluate our inventories to consider if any provision is required to reduce the value of the excess or obsolete inventories to their estimated net realizable value.

As of September 30, 2005, our cash and bank balances were mainly denominated in Renminbi ("RMB") and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Renminbi had been pledged at a relative constant rate to the United States dollar for the entire period. Although Renminbi had been slightly appreciated against the US dollar in July 2005, as a result of the pegging Renminbi against a basket of currencies instead of pegging to the US dollar, our activities, assets and liabilities are mainly denominated in Renminbi, any further possible inflation of Renminbi would be benefit to us. We consider that the exposure to exchange fluctuations is relatively low and therefore we has not engaged in any hedging activity.

>>    CASH FLOWS

As of September 30, 2005, we have the restricted cash, cash and cash equivalents of $4,357,000, compared to $2,557,000 as of December 31, 2004, which representing an increase of 70.39%. It is mainly due to the repayment from a related company in the first quarter of 2005. $1,895,000 increase in accounts receivable and $2,786,000 decrease in accounts payable are due to significant growth in revenue during this 3rd quarter. In addition, $1,215,000 decrease in inventories is due to the clearance of old products by price cutting.

Our gearing ratio, calculated as total debts over total assets, was 56.70% as of September 30, 2005, 53.87% as of June 30, 2005, and 61.76% as of September 30, 2004 respectively.


>>    CONTINGENT LIABILITIES

As of September 30, 2005, we had not entered into any guarantee contracts nor any non-disclosed contracts which will affect stockholders' equity or share structure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (a) The information required is set forth in the Registrant's Form 10-Q for the period ended June 30, 2005, and is incorporated herein by reference.

         (b)      None

         (c)      None

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

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                 By: /s/ Wang Xin
                                                    ----------------------------
                                                    Wang Xin
                                                    Chief Executive Officer

DATED:  November 16, 2005

Exhibit Number                            Description of Document
----------------  --------------------------------------------------------------

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