Form 10-Q/A
period 2005-06-30
Orsus Xelent Technologies Inc
filed 2006-02-08
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A


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


                12th Floor, Tower B, Chaowai MEN Office Building
                        26 Chaowai Street, Chaoyang Disc
                   Beijing, People's Republic Of China 100020
               (Address of principal executive offices) (Zip Code)

                                0086-010-85653777
                           (Issuer's telephone number)

                           6B Building 5, Yi Jing Yuan
                                  Chaoyang Disc
                   Beijing, People's Republic Of China 100020
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                   29,756,000

                        PART I --- FINANCIAL INFORMATION

This amended Quarterly Report on Form 10-Q is being submitted for the purpose of additionally providing the information required in Part I, Items 3 and 4, of Form 10-Q for the quarterly period ended June 30. 2005.

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

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                 By:  /s/ Wang Xin
                                                    ----------------------------
                                                    Wang Xin
                                                    Chief Executive Officer


                                                 By: /s/ Zhao Hongwe
                                                    ----------------------------
                                                    Zhao Hongwe
                                                    Chief Financial Officer

DATED:  February 8, 2006