Form 10-Q/A
period 2005-09-30
Orsus Xelent Technologies Inc
filed 2006-02-08
CIK 1297024

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

                                   29,756,000

                        PART I --- FINANCIAL INFORMATION

This amended Quarterly Report on Form 10-Q is being submitted for the purpose of additionally providing the information required in Part I, Items 3 and 4, of Form 10-Q for the quarterly period ended September 30. 2005.

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