Form 10-K
period 2005-12-31
Orsus Xelent Technologies Inc
filed 2006-04-03
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

                       Commission file number: 000-117718

                         ORSUS XELENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         20-11998142
(State of incorporation)                    (I.R.S. Employer Identification No.)

                12th Floor, Tower B, Chaowai MEN Office Building
                        26 Chaowai Street, Chaoyang Disc.
                   Beijing, People's Republic Of China 100020
          (Address of principal executive offices, including zip code)

                                 86-10-85653777
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of March 17, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $14,464,800 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at March 17, 2006
---------------------------------------            -----------------------------
Common Stock, $.001 par value per share                    29,756,000 shares

                                     PART I


Item 1.       Business.

     Except as otherwise indicated by the context, references in this Annual Report to "we," "us," "our," or the "Company" are to the combined business of Orsus Xelent Technologies, Inc. and its indirect wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited ("Xelent").

Introduction

     On March 31, 2005, we completed a stock exchange transaction (the "Exchange Transaction") with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong ("UFIL"). The Exchange Transaction was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of March 31, 2005 (the "Exchange Agreement").

     Pursuant to the Exchange Agreement, we issued shares of our common stock to the stockholders of UFIL, in exchange for 100% of the outstanding capital stock of UFIL. Pursuant to the Exchange Transaction, UFIL became our wholly owned subsidiary. We carry on our business through UFIL's wholly owned subsidiary, Xelent.

Description of Business

     We, through the operations of Xelent, have been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February of 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce in the People's Republic of China (the "PRC") as its product trademark, also known as "Orsus Cellular" within the industry. Xelent has sold approximately 240,000 cellular phones in the PRC in 2005

     The market in the PRC for cellular phones has continued to expand and we have taken advantage of that expansion by gradually introducing more mature 2.5G wireless products to the public in the PRC. As the 3G standards become more accepted and widely utilized, we anticipate that we will seek to produce our own 3G products based on both our own research and development efforts and cooperation with our strategic partners in the industry.

Organizational Structure

     The organizational structure of the company is linear in nature and is comprised of ten separate departments developed to ensure proper project management and control. These departments are as follows:

     o Product Planning Department, which is responsible for formulating the medium and long-range strategic plans for us and our products, proposing and adjusting product planning and research and development scheduling as a part of overall strategic planning;

     o Project Management Department, which is responsible for coordinating the management of cellular phone projects, exchanging concepts and ideas with our research and development team, providing weekly project reports and supervising the project schedules.

     o Production Management Department, which is responsible for production planning, management of production materials and techniques, and control and tracking of production routes;

     o Technology Support and Quality Control Department, which is responsible for technical support for software and hardware design and testing and industrial design and mechanical design ("ID/IM") checking and auditing, as well as tooling engineering and quality control during mass production;

     o Business Management Department, which is responsible for materials purchase, supply chain management, business coordination and to sign the business agreements, contracts and other kinds of documents for the business partners;

     o    Planning  and Finance  Department,  which is  responsible  for overall
          accounting  matters,   including  accounting  methods  and  processes,
          auditing, compiling financial plans and monthly/quarterly/yearly financial statements and financial budgets, and control of expenses;

     o Human Resources Department, which is responsible for our employment issues, including hiring and termination of staff;

     o Administration and Strategy Planning Department, which is responsible for administration, investment and financing analysis, legal affairs, intellectual property support and IT support;

     o Customer Service Department, which is responsible for maintenance, spare parts ordering, authorized network management, refurbishing, after-sale data analysis and service charge fees return, as well as a hotline service center and customer service training center, technical support and after-sale service quality assurance systems of the Company; and

     o Value-added Service Department that is responsible for new business development related to or derived from our cellular phone products. The Value-added Service Department actively seeks strategic business partners in SMS messaging, internet content providers and any other value-added suppliers to the cellular phone market. The goal of the department is to establish profit-yielding business models with solid development and implementation plan.

     o Marketing Development Department, which is responsible for help the Company to find new business partners, which will act as the countryside distributors, provincial dealers and some overseas wholesalers. The department also helps the long-term partners and new incomers to set up the marketing concepts and business models of Orsus Cellular.

     Our headquarters in Beijing have seven regional management centers and a technical support center. We also have an unaffiliated network of service providers, including 179 cellular phone service centers located throughout the PRC. Of these providers, 42 are provincial replacement and refurbishment centers and 137 are maintenance and repair centers.

Market Overview and Strategic Partners

     According to research conducted by China Ministry of Information Industry, in 2005, new cellular phone users in the PRC, the largest nation in the world, increased by 58 million, with total consumers reaching 393 million out of a population of approximately 1.3 billion. The number of users is expected to reach over 500 million by 2007. According to industry research publications, global sales for cellular phones worldwide in 2005 were over 800 million units, which represented a 21% growth rate from 2004. During that same time period, sales for cellular phones in the Asia-Pacific Region were over 200 million units, making this region the largest market in the world.

     Our cellular products combine many of the currently popular1.8-inch to 2.2-inch TFT color displays, one to 120 minutes video recording, 300K to 200 mega pixels photography, MP3, MPEG4 and U disk support, 40 to 64 polyphonic ring tones, handwriting and PDA functions, all at low to moderate price points.

     Our relationships with our strategic partners, CEC Cellular Limited ("CECM"), Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD") and Hebei Mascot Communication Equipment Co., Ltd ("MASCOT") have help us to increase our market penetration. CECM, which is controlled by China Electronics Corporation Group, is a manufacturer of cellular phones with annual production of approximately one million units. CECM serves as a manufacturer for our cellular phone products. In addition, CECM has its own sales network, and we sell some of our products to CECM, who in turn sells those products to its own provincial and national sales distributors and dealers, thus increasing the distribution capabilities for our products. XWSD is also one of our major agents, selling our cellular phones to provincial distributors, city distributors and dealers. XWSD employ several market promotion services companies to enhance the sales networks of our products throughout the PRC. MASCOT whose sales networks covers most of the main cities all the PRC, particularly in the northern region, is a newly developed provincial distributor since the 3rd quarter of 2005 and mainly responsible to distribute our old products.


Description of Products & Services

     Since inception, Xelent has developed, and where indicated launched, the following cellular phone products:

------------------------------- ---------------------------- ------------------------------- -------------------------
           Project                      Launch Date                Model/Project Code                Network
       Initiation Date

------------------------------- ---------------------------- ------------------------------- -------------------------
May 17, 2003                    August 8, 2003               CEC F88                         Watch-style cellular,
                                                                                             CDMA 1X
------------------------------- ---------------------------- ------------------------------- -------------------------
May 30, 2003                    September 28, 2003           CEC F16                         GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
June 30, 2003                   November 28, 2003            CEC F18                         GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
January 14, 2004                March 18, 2004               CEC ORSUS FG525                 GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
April 18, 2004                  Not launched                 CEC ORSUS FG 528                GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
March 15, 2004                  April 26, 2004               CECT OS 830                     GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                June 25, 2004                CEC OS 850                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                July 30, 2004                CECT OS 83                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                July 30, 2004                CECT OS 85                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 1, 2004            CECT OS 70                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 27, 2004           CECT OS 86                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                Not launched                 CECT OS 50                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 24, 2004           CECT M851                       GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
August 3, 2004                  December 20, 2004            CECT M62                        GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
September 3, 2004               March 8, 2005                CECT M72                        GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
October 28, 2004                April 30, 2005               CECT M525+                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                June 6, 2005                 CECT OS70+                      GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 7, 2005            C 100                           CDMA
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 18, 2005           DAXIAN X680                     GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 22, 2005           HX 8203                         GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 28, 2005           HX 8205                         GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                September 30, 2005           CECT M62+                       GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------
                                October 2, 2005              CECT M60                        GSM/GPRS
------------------------------- ---------------------------- ------------------------------- -------------------------

     We outsource the manufacturer of our products to unaffiliated third parties. Once our products have been manufactured, they are delivered to a network of unaffiliated national sales distributors (see "Description of Current Business - Market Overview and Strategic Partners") and dealers that, in turn, distribute the products to provincial sales distributors and dealers and these provincial sales distributors and dealers distribute our products to retailers throughout the PRC.

Research & Development

     We do business with two kinds of research and development enterprises. We cooperate with professional design houses such as Shanghai Simcom Technology Limited ("Simcom") and Shanghai Huntel Technologies Co., Ltd.("Huntel"), who are mainly involved with us in MMI (U2) ("Man Machine Interface") design, software and hardware testing, CTA ("China Type Approval") certification, acquisition and phone main board updating and software adaptability testing. In addition, we work with cooperative partners, such as Dalian Daxian Telecom Co., Ltd.
("Daxian") and Mobicom Corporation ("Mobicom") in developing ID/MD and the layout of cellular phone main boards. Based on this research and development, our strategic business partners and we are then able to design and develop new products.

     We mainly cooperate with other professional design houses and work together on research and development projects. Whenever possible, we use and lease their instruments and equipment, rather than purchasing it ourselves. In the area of software compiling, testing & updating, we utilize data cables and computers installed with professional software in a testing environment. All the computers and data cables are owned by Xelent.

     As 3G continues to develop in the PRC in 2006, we anticipate that we will be able to develop our own 3G mobile phones based on both our own research and development efforts and cooperation with the strategic industry partners. We are now being negotiated with several parties including foreign 3G technology providers such as Spreadtrum Communication (Shanghai) Inc. ("SCI"), several 3G chipset and solution providers in order to get us well prepare the launch of 3 G services in coming future. We will put our efforts to focus on the development of the products in TDS-CDMA and WCDMA standard. Our strategic partners, such as SCI developed 2.5 G and 3G integrated circuit and provides 2.5G GPRS and 3G TDS-CDMA chipset and software development platforms and solutions, are the successful corporations in the PRC telecommunication industry. We believe the cooperation with 3G technology providers in working on future research and development projects will help facilitate our entry into the 3G wireless market.

     We have established a team for technology development. The members of our team are our product planning division, project management division and industrial design center. Our product planning division is responsible for constructing the medium term strategic plans and research and development scheduling. Our project management division administers our research and development efforts, overseas manufacturing and quality control of our products and monitors costs, including human resource costs. Our industrial design center is responsible for evaluating design plans provided by third party industrial design companies and confirming model structural design and tracing the issues on module production and quality.

     o Introduced the first watch-style cellular based on CDMA2000IX with joint efforts of Telson Electronics Co., Ltd, a South Korea company, in May of 2003.

     o Based on GPRS CLASS 10 module, developed the first GPRS cellular collaborating system, with South Korea's TELSON, which is based on WISMO PAC P5186D, the GPRS module of WAVECOM company, in May of 2003, which was introduced on October of 2003.

     o    Formed a  production  line of 1 to  3-million  Charge  Coupled  Device
          ("CCD")   pixel   camera   by   configuring    high-resolution    CMOS
          ("Complementary Metal Oxide Semiconductor")

     We also cooperate with Sim Design Ltd. ("Sim Design") and Shenzhen Newplan Products Design Ltd. (`Newplan") in designing cellular phone features, appearances and functions to suit the tastes of Chinese consumers. Sim Design, which is located in South Korea, is an ID/MD design company wholly owned by Simcom. Newplan is a professional design company established approximately five years ago that provides ID/MD designs tailored to suit the needs and requirements of its customers, such as Xelent.

     We have formed long-term strategic relationship with Simcom and Mobicom for the development of all-in-one solution cellular phones. The capability of Simcom and Mobicom in wireless technology, software development, wireless application protocol, and production and testing provides us with comprehensive solutions for wireless products.

Competition

     The Company faces substantial competition from other wireless phone manufacturers such as: Nokia, Motorola and Samsung, which controlled approximately 23.8%,13.3% and 9.6%, respectively, of the cellular market in the PRC in 2005. In addition we face competition from Ningbo Bird Corporation Ltd and Lenovo Group Limited, both of which are domestic PRC producers and controlled approximately 6.1% and 4.1%, respectively of the cellular market in the PRC in 2005.

Government Regulation

     There is no government regulation banning or making material effect on Xelent, including but not limited, any law, rule or regulation or any order, writ, judgment, injunction, decree, determination or award binding on or applicable to Xelent. In the PRC cellular market, cellular manufacturers are responsible for repair, replacement and return of cellular phone to customers within the warranty period in accordance with certain rules and regulation in the PRC.

Intellectual Property and Proprietary Rights

     Xelent  has  applied  for  "[GRAPHIC   OMITTED][GRAPHIC   OMITTED]"as   the
registered   trademark   and  the  China   Trademark   Agency  has   distributed
"Notification of Acceptance" is serial number ZC3878232SL.

     We utilize other intellectual property legally with partners that we cooperate with through contracts or agreements.

Employees

     We have approximately 185 employees. Of the 185 employees, 12 persons serve in management related capacities. The remaining employees are in 10 departments, namely the Product Planning Department which employs eight persons, the Project Management Department which employs seven persons; the Production Management Department which employs 14 persons; the Technology Support and Quality Control Department which employs 18 persons; the Business Management Department which employs 12 persons; the Administration and Strategy Planning Department which employs 13 persons; the Planning and Finance Department which employs 10 persons; the Human Resources Department which employs two persons; the Value-added Service Department which employs one person and the Customer Service Department which employs 88 persons.

     We believe that our relationship with our employees is good, and there are no collective bargaining arrangements in place.

Item 1A.     Risk Factors.

     You should carefully consider the following risks and the other information set forth elsewhere in this Current Report. If any of these risks occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly.

Risks Related to Our Business

Loss of significant customers, or other major customers, could casually hurt our business by reducing our revenues and profitability.

     Our success depends substantially upon retaining our significant clients. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future.

We face intense competition.

     The market we serve is intensely competitive in the PRC. There are other providers that we compete with for business. There are low barriers to entry for new competitors in this market and we may experience negative impacts as a result of increased competition. In addition, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share, which in turn could reduce our revenues.

We depend on key personnel for the success of our business. Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management.

     Our future success is heavily dependent upon the continued service of our key executives. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us.

     We also rely on a number of key technology staff for the operation of our company. Given the competitive nature of our industry, the risk of key technology staff leaving our company is little high and could disrupt our operations.

We rely on a third party production center.

     We utilize a third party production center for the manufacture of the products we sell to our customers. Should we be required to utilize a different source for our manufactured products our costs could be negatively affected.

Rapid growth and a rapidly changing operating environment strain our limited resources.

     We will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services and in turn our customer support could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

     o Continue to develop through our research and development facilities new technologies acceptable to the PRC market,

     o continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management, most of whom have been with our company for less than one year,

     o develop and improve our operational, financial, accounting and other internal systems and controls, and

     o maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

     We rely on contractual restrictions on disclosure to protect our intellectual property rights. Monitoring unauthorized use of our information services is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology and content. Our management may determine in the future to make application for copyright, trademark or trade secret protection if management determines that such protection would be beneficial and cost-effective.

     From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. In addition, third parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, even if we are able to license the infringed or similar technology or content, license fees that we pay to licensors could be substantial or uneconomical.

We have limited business insurance coverage.

     The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Our ability to generate revenues could suffer if the Chinese market for cellular phones does not develop as anticipated.

     The cellular phones market in the PRC has evolved rapidly over the last four years, with the introduction of new products, development of consumer preferences, market entry by new competitors and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in our market. It is extremely difficult to accurately predict consumer acceptance and demand for various existing and potential new offerings and services, and the future size, composition and growth of this market.

Risks Related to Doing Business in the PRC

A downturn in the Chinese economy may slow down our growth and profitability.

     The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability will decrease if expenditures for wireless services decrease due to a downturn in the Chinese economy. More specifically, increased penetration of wireless services in the less economically developed central and western provinces of China will depend on those provinces achieving certain income levels so that cellular phones and related services become affordable to a significant portion of the population.

Government regulation of the telecommunications industry may become more complex.

     Government regulation of the telecommunications industry is highly complex. New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our user base and limit the access to our services.

The uncertain legal environment in China could limit the legal protections available to you.

     The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our business and results of operations.

     A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

     o quarantines or closures of some of our offices which would severely disrupt our operations,

     o    the sickness or death of our key officers and employees, and

     o    a general slowdown in the Chinese economy.


     Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Changes in China's political and economic policies could harm our business.

     The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

     o    economic structure;

     o    level of government involvement in the economy;

     o    level of development;

     o    level of capital reinvestment;

     o    control of foreign exchange;

     o    methods of allocating resources; and

     o    balance of payments position.


     As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

     Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the

Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

     The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our ordinary shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Risks Related to our Common Stock

The market price for our common stock may be volatile.

     The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o    actual or anticipated fluctuations in our quarterly operating results,

     o    announcements of new products and services by us or our competitors,

     o    changes in financial estimates by securities analysts,

     o changes in the economic performance or market valuations of other companies providing similar products and services,

     o    announcements   by  our   competitors  of  significant   acquisitions,
          strategic partnerships, joint ventures or capital commitments,

     o    additions or departures of key personnel,

     o    potential litigation, or

     o    conditions in the cellular phone market.


     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Stockholders could experience substantial dilution.

     We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

     We have never paid dividends or made other cash distributions on our common stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of stockholders.

     A large portion of our common stock is held by a small number of stockholders. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations.


     The U. S. Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

     Our securities are traded in the over-the-counter market and quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

Item 1B.     Unresolved Staff Comments.

     Not applicable.

Item 2.       Properties.

     We have offices in Beijing, Shenzhen, Shanghai, Tianjin and Hong Kong. Our Beijing office serves as our corporate headquarters. Our Shenzhen Office serves as the base for cellular component sourcing and coordination with suppliers and manufacturers. Our Shanghai Office is mainly responsible for sourcing and coordination with cellular component suppliers, coordination with our research and development partners and following up the hardware and software testing aspects before the mass production. Our Tianjin Office is mainly responsible for the production management. It's functions include coordination with our principal manufacturer to adjust the produciton plan in accordance with our sales plan, raw material supply and cellular phone delivery management and supervision of the production processing of our principal manufacturer, as well as the quality control. The office in Hong Kong is a representive office for coordination with customers.


     The following is relevant information on our offices:

             Address              Office /      Process /   Monthly     Monthly         Lease period
                                 Production       Lease     rental       Rental
                                                             (rmb)       (usd)
26T, Xinbaohui Plaza, Nanyou       Office         Lease    17,800.0     2,144.58     7/12/04 to 7/11/05
Avunue, Nanshan Dist.,
Shenzhen
12th Floor, Tower B, Chaowai       Office         --(1)       --           --        5/01/05 to 4/30/06
MEN Office Building, 26
Chaowai Street, Chaoyang
Disc., Beijing
No. 3, Lane 600, Tianshan          Office         Lease    29,118.6     3,508.27     2/28/04 to 2/27/05 (1)
Rd., Changning Dist.,
Shanghai
No.185, Xinda Road, Hebei          Office         --(2)       --           --                --
District, Tianjin
Room 1502, Jubilee Centre,         Office         Lease    15,673.0     1,937.0       9/5/05 to 9/4/07
18 Fenwick Street, 46
Gloucester Road, Wanchai,
Hong Kong
----------------

(1) From May, 1 2005 to April 30, 2006, there is a rent-free period for our headquarter in Beijing, the rental charge is still under the negotiation with landlord.

(2) Our Tianjin office is located in the CECM factory. The office is provided by CECM and is cost-free to us.

Item 3.       Legal Proceedings.

     We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2005.


                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Shares of our common stock are traded on the OTC Bulletin Board under the symbol "ORXT.OB" Our common stock has been traded on the OTC Bulletin Board since March 2005.

Holders.

     As of March 17, 2006, we had approximately 24 stockholders of our common stock of record, and our common stock had a closing bid price of $2.05 per share and a closing ask price of $1.85 per share.

     The following table sets forth the quarterly average high and low bid prices per share for our common stock for the period commencing with the Exchange Transaction and ending on December 31, 2005:

   ----------------------------- ------------------------------------------
   Fiscal Year Ended                            Common Stock

                                         High                  Low

   ----------------------------- ------------------------------------------
   December 31, 2005
   ----------------------------- --------------------- --------------------
        First Quarter                     NA                   NA
   ----------------------------- --------------------- --------------------
        Second Quarter                  $3.10                 $1.90
   ----------------------------- --------------------- --------------------
        Third Quarter                   $2.00                 $1.10
   ----------------------------- --------------------- --------------------
        Fourth Quarter                  $2.25                 $1.29
   ----------------------------- --------------------- --------------------


     The source for the high and low closing bids quotations is the Yahoo Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

     There are no warrants or options outstanding to acquire any shares of our common stock

Preferred Stock.

     Our corporate charter permits us to issue up to 10 million shares of preferred stock from time to time, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with us acting in accordance with our corporate charter and bylaws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

     There are no shares of preferred stock outstanding.

Dividends.

     We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar.

     Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is
(303) 282-4800.

Securities Authorized for Issuance Under Equity Compensation Plans.

     As of the fiscal year ended December 31, 2005, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Recent Sales of Unregistered Securities.

     Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     Each of the following individuals received their shares pursuant to the Exchange Agreement on March 31, 2005:

     ------------------------------ ------------------------------
     Name                                      Shares

     ------------------------------ ------------------------------
     Wang Xin                                 3,000,000
     ------------------------------ ------------------------------
     Liu Yu                                   6,000,000
     ------------------------------ ------------------------------
     Wang Zhibin                              6,000,000
     ------------------------------ ------------------------------

Item 6.       Selected Financial Data.

     The following selected financial data has been extracted from our financial statements for the period from April 1, 2005 (commencement of business) to December 31, 2005. This selected financial data should be read in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report.

      ---------------------------------------------------------------------
                          Statement of Operations Data
                      For the year ended December 31, 2005
      ---------------------------------------------------------------------

      -------------------------------------------------- --- --------------
      Operating Expenses                                 $      25,711,000
      -------------------------------------------------- --- --------------

      -------------------------------------------------- --- --------------
      Other Income - Interest, net                       $         544,000
      -------------------------------------------------- --- --------------

      -------------------------------------------------- --- --------------
      Net Income                                         $       3,492,000
      -------------------------------------------------- --- --------------

      -------------------------------------------------- --- --------------
      Weighted Average Common Shares Outstanding               29,756,0000
      -------------------------------------------------- --- --------------

      -------------------------------------------------- --- --------------
      Net Income Per Common Share - Basic and Diluted    $            0.12
      -------------------------------------------------- --- --------------


                               Balance Sheet Data
                             As of December 31, 2005
      ---------------------------------------------------------------------

      -------------------------------------------------- --- --------------
      Working Capital                                    $      14,158,000
      -------------------------------------------------- --- --------------

      -------------------------------------------------- --- --------------
      Total Assets                                       $      31,011,000
      -------------------------------------------------- --- --------------

      -------------------------------------------------- --- --------------
      Stockholders' Equity                               $      14,939,000
      -------------------------------------------------- --- --------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Overview

     The Company was organized under the laws of State of Delaware in May 2004, under the name "Universal Flirts Corp". On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company's common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

     Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company's common stock. The Company then had 14,756,000 shares of its common stock outstanding.

     On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of UFIL. The exchange was consummated under the laws of State of Delaware and pursuant to the terms of Exchange Agreement. In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock.

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

     On April 19, 2005, the Company changed its listed name to Orsus Xelent Technologies, Inc. Pursuant to the exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company's business operations are now conducted through Xelent, UFIL's wholly-owned subsidiary See, Item 1. Business

     In July, 2005 a wholly owned subsidiary, namely Orsus Xelent Trading (HK) Company Limited was incorporated in Hong Kong. Orsus Xelent Trading (HK) Company Limited is engaged in the trading of cellular phones and accessories with overseas customers.

Business Review

     Since the 4th quarter 2004, the growth rate of the whole cellular phones market in the PRC slowed down as a result from (1) the oversupply of cellular phones in the market after the rapid growth in last few years; (2) the mass production of the simple function cellular phones products due to rapidly changing customer preferences; (3) obsolescence of slow-moving cellular phones products in 2004; and (4) competition from the counterfeit and "black market" cellular phones in the PRC market, which affect the market environment of the PRC cellular phones industry as well as the profitability of our domestic legitimate manufacturers. These factors caused domestic branded manufacturers to clear inventories through price-cutting or stopping production. Most of the small cellular phones manufacturers in the PRC were forced to operate at loss and eventually exited the market.

     The cellular phones market in the PRC is characterized by rapidly changing customer preferences. Cellular phones with multi-media, FM ratio, large memory capacity functions replaced camera and color display functions and rapidly became the most popular products in 2005. Additionally, foreign manufacturers have made substantial investment in the promotion of mid to low end products. They have launched a significant number of new products into the PRC market and spent a substantial amount on advertising, which has resulted in foreign manufacturers increasing their market share to the detriment of domestic manufacturers.

     In response to the fierce competition in the PRC cellular phones market, we enhanced the quality and function of our products to increase our competitive edge. During 2005, multimedia cellular phones were the mainstream products in the market. In the first half of 2005, we successfully developed new platforms, namely SpreadTrum and MTK , which enabled us to develop a series of low to moderately priced new products, namely 70A(70+), 62+, 8205, 60+ and M72, with innovative functions, such as multi-media, MPEG4, FM radio, stereo sound, over one mega pixels photography and large memory capacity, to meet the rapid change in the PRC market. We intend to continue to launch new products timely with advanced features. A two mega pixel camera and intelligent handwriting PDA cellular phone, namely D9000, was launched into market in the end of March 2006. Through the introduction of new products with advanced features and low and moderate price, our products and brand would penetrate the PRC market. We believe our revenues could be maintained at a steady growth rate in the coming year.

     In the second half of 2005, we provided the solution and software for CDMA cellular phones manufacturers to enhance their development of innovation features products. Additionally, we cooperated with a domestic telecommunication operator and a cellular phone manufacturer in the production of innovative features for CDMA cellular phones and through this process we were able to enter the CDMA cellular phones market. Since most of the telecommunication operators in PRC are all big enterprises, we believe that a good business relationship with those telecommunication operators will be beneficial to our business and we, therefore, will continue to cooperate with the telecommunication operators whenever possible.

     To establish a more diversified revenue base, we also successfully developed the trading business in domestic and Hong Kong market. Although, the trading activities only attributed minimal revenues to us in 2005, we believe that the risk of concentration in a single market can be minimized and our brand can be further promoted through the development of overseas markets for our products.

     To increase our competitiveness, we are in the process of applying for a license to produce our own GSM cellular phone. We are seeking this license through a joint venture with a domestic cellular phone manufacturer, namely Chang Zhou Moben Communication Co., Ltd In addition, we are also exploring opportunities with other domestic cellular phone manufacturers in this regard. Although, the license application process is still at an early stage, we are working diligently to obtain the license as quickly as we can so that we can start to produce our own GSM cellular phone.

         Going forward, we will continue to adopt effective cost control measures to enhance our competitiveness, launch new products in timely manner, explore business opportunities with telecommunication operators and develop the sales in overseas market. Although the overall business environment in the PRC cellular phone industry in 2005 was difficult and our revenues decreased by 59.47% to $29 million, the gradually improving operating environment in the latter part of 2005 permitted us to introduce to the market, with the cooperation of our telecommunication partner, new products with innovative features . This enabled us to maintain products margins above 21.5% in 2005, and compared with 20.6% in 2004, our profitability was not adversely affected by the intense competition in the domestic PRC market.


The following table summarizes our operation result for the year 2005 and 2004:

----------------------------- ------------------------------ ------------------------------ --------------------
                              Year ended December 31, 2005   Year ended December 31, 2004   Comparison
----------------------------- ------------------------------ ------------------------------ --------------------
                              $' 000       % of revenue      $' 000       % of revenue      $'000        %
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Revenues                      28,705       --                     70,822  --                -42,117    -59.47%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Cost of sales                 22,370       77.93%                 56,231  79.40%            -33,861    -60.22%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Sales & Marketing expenses    1,554        5.41%                   3,314  4.68%             -1,760     -53.11%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
General & Admin expenses      1,064        3.71%                   1,435  2.03%             -371       -25.85%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
R&D expenses                  413          1.44%                     586  0.83%             -173       -29.52%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Depreciation & Amortization   310          1.08%                     598  0.84%             -288       -48.16%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Interest expenses             25           0.09%                    -143  -0.20%            168       -117.48%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Other income, net             544          1.90%                      64  0.09%             480        750.00%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Income before tax             3,513        12.24%                  8,579  12.11%            -5,066     -59.05%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Income taxes                  21           0.07%                       0  0.00%             21           0.00%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Minority interest             0            0.00%                     120  0.17%             -120      -100.00%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------
Net income                    3,492        12.17%                  8,699  12.28%            -5,207     -59.86%
----------------------------- ------------ ----------------- ------------ ----------------- --------- ----------

Application of critical accounting policies and estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, and warranties. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of our financial statements.

Revenue recognition

     Net sales represent the invoiced value of goods, net of value-added tax ("VAT") and returns. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We have a policy of including handling costs incurred for finished goods, which are not significant, in sales and marketing expenses.

Warranties

     We offer warranties on the products we manufacture. Terms generally are for one year from the date of sale. Provision for warranty expense is established for costs that are expected to be incurred after the sales and delivery of products under warranty. We provided for anticipated warranty expense in the amount of $452,000 and paid warranty claims of $330,000 during the year ended December 31, 2005. The warranty provision is determined based on known product failures, historical experience of the level of repairs and replacements, and other currently available evidence.

Income taxes

     Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in PRC.

     Income tax expense is computed based on pre-tax income included in the consolidated statements of operations. Deferred income taxes are provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.

Trade receivables and allowance for doubtful accounts

     Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the year in which the estimate is revised. Trade receivables are presented net of an allowance for uncollectible amounts of $141,000 and $0 as of December 31, 2005 and of 2004 respectively.

Inventories

     Inventories are stated at the lower of cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average method. Market represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Impairment of long-lived assets

     The long-lived assets we hold and use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Results of operation

Revenues

     Our revenues were $28,705,000 in 2005, representing a decrease of 59.47% as compared to the same period in 2004. The decrease was primarily due to fierce competition of the RPC cellular phone market. The cellular phone manufactures' enlarging production capability during the past years rapid growth of the industry period and accelerating speed of new products launch, lead to the shorter products lifecycle and the over supply. Additionally, the competition from the counterfeit and "black market" cellular phones in the PRC market which affect the operating mode and order, and market environment of the PRC cellular phones industry. For the purpose of meet to the changing market demands, we developed a series of new products with innovative functions to extend our product lines by using our newly developed platform SpreadTrum and MTK in the second half of the year.

     Our revenues had increased from 3,440,000 in the first half of the year to 25,265,000 in the second half of the year, represented 88.02% of the whole year revenues. The significant rise in the revenues was primarily due to the introduction of a series of new products with innovative functions, such as 70A, 62+, 8205, 60+, M72 and M36. During 2005, multimedia cellular phones were the mainstream product in the market. We captured the latest demand trend of domestic consumption market to launch the new models with leading features including MP3, MPEG4, FM radio and large memory capacity. Such new products also generated a higher profit margin to us.

     Additionally, in the second half of the year, we changed our strategy to develop cellular phone products other than the GSM system. We adopted the strategy to strengthen the cooperation with telecommunication operator and other cellular phone manufacturers to provide solution consultation in the production of CDMA cellular phones, model C100. The solution consultation included the knowledge of software application, field testing, mechanical and molding design and marketing. Through the co-operation with telecommunication operator and other cellular phones manufacturer, we participated in the CDMA cellular phones production and also built up a relationship with the telecommunication operator, which would provide us an opportunity to develop a potential CDMA market, and also generate a higher profit and stable orders from the telecommunication operator in future. During this quarter, the sales of C100 were $5,032,000, represents 17.53% of our revenues.

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

Breakdown by products

     For the year ended December 31, 2005, products attributed over 5% of our revenues are shown as follows:

     --------------------- -----------------------------------------------
                           Year ended December 31, 2005

     --------------------- -----------------------------------------------
                           $'000                        % of revenue

     --------------------- ---------------------------- ------------------
     C100                  5,032                        17.53%
     --------------------- ---------------------------- ------------------
     N108                  2,326                        8.10%
     --------------------- ---------------------------- ------------------
     8068                  2,326                        8.10%
     --------------------- ---------------------------- ------------------
     OS70+                 1,959                        6.82%
     --------------------- ---------------------------- ------------------
     K600                  1,443                        5.03%
     --------------------- ---------------------------- ------------------

         The sales of OS70+, represents 6.82% of our revenues and relates to the new products launched into market during this year. In the second half of the year, total sales of new products were over $4,410,000, represented 15.36% of total revenues.

         The sales of C100 amounting to $5,032,000, represented 17.53% of revenues, are the cooperation with a telecommunication operator. The trading activities generated from the sales of GSM cellular phones N108 and 8068 and CDMA cellular phone K600 were amount to $2,326,000, $ 2,326,000 and $1,443,000, respectively, represented 8.10%, 8.10% and 5.03% of revenues respectively. Through the introduction of new innovative features models and the development of new business streams, we believe, our revenues would have a stable growth since this quarter.

Breakdown by customers

------------------------------------------------- -----------------------------
                                                  Year ended December 31, 2005

------------------------------------------------- -----------------------------
                                                  $'000       % of revenue

------------------------------------------------- ----------- -----------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.  16,175      56.35%
------------------------------------------------- ----------- -----------------
Hebei Mascot Communication Equipment Co., Ltd     5,871       20.45%
------------------------------------------------- ----------- -----------------
CEC Cellular Limited                              5,777       20.13%
------------------------------------------------- ----------- -----------------
Others                                            882         3.07%
------------------------------------------------- ----------- -----------------

     Our revenues were primarily derived from three major customers. For the year 2005, our revenues mainly generated from Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD"), Hebei Mascot Communication Equipment Co., Ltd ("MASCOT") and CEC Cellular Limited ("CECM") were $16,175,000, $5,871,000 and $5,777,000 respectively, which represents 56.35%, 20.45% and 20.13% of the revenue respectively. We have established strategic partnership with CECM and XWSD for a long period of time, both of which are provincial and national distributors and dealers, and the sales networks cover most of the main cities all over the PRC. MASCOT is a newly developed provincial distributor since the 3rd quarter of 2005, its sales networks covers most of the main cities all the PRC, particularly in the northern region.

     It is our primary policy to broaden our distribution channels so as to minimize the concentration risk to few distributors. We will explore other opportunity continually to further develop our distribution channels. To enhance a healthy competition, MASCOT is mainly responsible to distribute our old products. Through the cooperation with different strategic partners in different areas, we believe we could further extend our distribution channels would stimulate our revenues in short-run and also strengthen our brand awareness finally.

Other income, net

     For the year ended December 31, 2005, other income, net was $544,000, and accounted for 1.62% of the total revenues, as compared to $64,000, or 0.09% of total revenues for the corresponding period in 2004. Other income, net had a sharp period-to-period increase that is mainly due to a royalty fee rebate amounting to $309,000 in the 2nd quarter of 2005.

Operating expenses

     For year ended December 31, 2005, operating expenses mainly include sales and marketing expenses, general and administrative expenses and R & D expenses and shown as follows:

------------------- ------------------------- ------------------------- ----------------------
                    Year ended December 31,   Year ended December 31,   Comparison
                    2005                      2004

------------------- ------------------------- ------------------------- ----------------------
                    $'000      % of revenue   $'000      % of revenue   $'000        %

------------------- ---------- -------------- ---------- -------------- ------------ ---------
Cost of sales       22370      77.93%         56,231     79.40%         -33,861      -60.22%
------------------- ---------- -------------- ---------- -------------- ------------ ---------
Sales & marketing   1554       5.41%          3,314      4.68%          -1,760       -53.11%
------------------- ---------- -------------- ---------- -------------- ------------ ---------
General & admin     1064       3.71%          1,435      2.03%          -371         -25.85%
------------------- ---------- -------------- ---------- -------------- ------------ ---------
R&D                 413        1.44%          586        0.83%          -173         -29.52%
------------------- ---------- -------------- ---------- -------------- ------------ ---------
Total               25,401     i@             61,566     i@             -36,165      -58.74%
------------------- ---------- -------------- ---------- -------------- ------------ ---------

Cost of sales

     For the year ended December 31, 2005, our cost of sales were $22,370,000, representing 77.93% of revenue, compared to $56,231,000 and 79.40% of the corresponding period in 2004. Compared to the corresponding period in 2004, the cost of sales had a period-to-period decrease of 60.22%, which varied in line with our sales revenues decrease of 59.47%. Although the fierce competition led to the cutting of sales prices for old products, the cost of sales percentage to revenues can be maintained through our effectively control of raw materials used and negotiation of lower materials prices with suppliers, as wellas the high profit margin of our new products launched in the second half of the year.

Sales and marketing expenses

     Sales and marketing expenses mainly represent the free-gift and product model to customers and dealers respectively, cost of provision for after-sales services, remunerations for sales personnel and development of market.

     For the year ended December 31, 2005, sales and marketing expenses were $1,554,000, accounting for 5.41% of the total revenues, as compared to $3,314,000, or 4.68% of total revenues for the corresponding period in 2004. Sales and marketing expenses had a period-to-period decrease of 53.11%. The percentage in total revenues increased from 4.68% to 5.41% as compared to the corresponding period in 2004 are due to the total revenue's decrease and the approximately steady absolute expense. A large portion of sales and marketing expenses was fixed expenses, such as remunerations for sales personnel. Compared to the period ended June 30, 2005, the percentage represented in the total revenues decreased from 20.38% to 5.41% was due to sharp recovery of our revenues, and we effectively controlled the cost of marketing, including remunerations for sales personnel, after-sales repair cost and free-gift and product model to customers and dealers.

R&D expenses

     The R&D cost was $413,000 for the year ended December 31, 2005, which represents 1.44% of total revenue, compared with $586,000 and 0.83% respectively in the same period in 2004. R&D expenses incurred in 2004 mainly represented the ADI platform development expense and several models of mobile phone research expense. R&D expenses incurred in the year mainly represented the development cost on SPREADTRUM and MTK platform, some innovative features function, such as MP3, MPEG4 and U disk could be developed with utilization of these new platforms.

     Our R&D investment would allow us to respond to the market change quickly. We introduced many models of cellular phones with innovative functions this quarter, such as OS70+, M62+, OX8205. We expect the investment in R&D activities would be continued in next year. We believe that our R&D activities will strengthen our technologies, reduce the costs of existing products and also provide future revenue streams through the launch of new innovative products.

General and administrative expenses

     General and  administrative  expenses consist primarily of compensation for
personnel,   travel   expenses,   materials   expenses   related   to   ordinary
administration and fees for professional services.

     For the year of December 31, 2005, general and administrative expenses were $1,064,000, accounting for 3.71% of the total revenues, as compared to $1,435,000, or 2.03% of the total revenues for the corresponding period in 2004. General and administrative expenses had a period-to-period sharply decrease of 25.85%. The period-to-period sharp decrease was mainly due to reduction of compensation for personnel by simplifying personnel and lower personnel compensation, and reduction of daily expense by economizing travel expenses and administrative expense.

Gross profit and gross margin

     For the year December 31, 2005, our gross profit was $ 6,335,000, which represented a decrease of 56.58% as compared to the gross profit of $14,591,000 in the same period in 2004. Our gross margin for the reporting period increased slightly from 20.06% in 2004 to 22.07% in 2005.

     A slightly increase in our gross margin under a fierce competition is attributable to new products successfully launched into the market and changea in our products mix. Although our gross margin decreased due to price reduction for sales promotion, it was offset by the high gross margin new products such as CDMA cellular phone C100. Overall, the gross margin has slightly increased. We controlled usage of raw materials effectively and reduced materials price by negotiation with suppliers, so as to control our cost of sales.

Net income

     For the year ended of December 31, 2005, our net income was $3,492,000, as compared to net income of $8,699,000 of the same period in 2004. The recession in our profit is due to the tough environment since the 4th quarter 2004. Comparing with the 2nd quarter of 2005, our net income had increased sharply from net loss US$524,000 to net income US$4,016,000 in the second half of the year.

Liquidity and Capital Resources

     We generally finance our operations from cash flow generated internally.

     As of December 31, 2005, we had current assets of $30,230,000. Current assets are mainly comprised of inventories of $4,460,000, accounts receivable of $12,034,000, trade deposits and other receivables aggregated of $10,580,000, and restricted cash, cash and cash equivalents of $2,974,000. Current liabilities comprised accounts payable of $7,939,000, trade deposit received of $5,432,000, accrued expenses and other accrued liabilities of $2,259,000, due to directors of $320,000, and provision for warranty of $122,000.

     We offer two trading terms to our customers, i.e. cash-on-delivery and on credit term within 90 days. As of December 31, 2005, our net accounts receivable were $12,034,000, compared to $8,250,000 as of December 31, 2004. 45.87%
increase in the accounts receivable is due to significant growth in revenue generated during the second half of the year. We strictly request our customers to settle the outstanding receivables before new order is made. There is no particular change in our credit policy that three months credit period is offered to our long-term customers, XWSD, and two months credit period is offered to our new distributor, MASCOT. We have reviewed the credit risk regularly. Although some of the receivables are over due, the settlement from our major customers is continuing that about $3.3million was received in the first quarter of 2006.

     As of December 31, 2005, our inventories were $4,460,000, as compared to $5,781,000 as of December.31, 2004, which represented moderate decrease of 22.85%. The main reason for this decrease is due to overall drop in revenue. However, we have certain aged materials for production of older type of products. We stimulated the sales of these products by reducing the selling price. Furthermore, we modified our old products, such as OS70, M62 by adding new functions (such as MP3, MPEG4 etc.). We have entered into agreements with overseas business partners for the sales of the old products such as OS70, etc. According to the agreements, we shall also develop our new solution platform by utilization of our old materials' inventories and launch the new products into the oversea market. The geographical difference could enhance difference demand to these products. We also have critically evaluated our inventories, provision for obsolete inventories amounting to $223,000 were made in this year.

     As of December 31, 2005, our cash and bank balances were mainly denominated in Renminbi ("RMB") and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Renminbi had ceased to pledge at a relative constant rate to the United States dollar. Although Renminbi had been slightly inflated in July 2005, as a result of the change in pledging RMB against a basket of currencies instead of singly of the US dollar, our activities, assets and liabilities are mainly denominated in Renminbi, any further possible inflation of Renminbi would be benefit to us. We consider that the exposure to exchange fluctuations is relatively low and therefore we have not engaged in any hedging activity.

Cash Flows

     As of December 31 2005, we have the restricted cash, cash and cash equivalents of $2,974,000, compared to $2,557,000 as of December 31, 2004, which representing an increase of 16.31%. It is mainly due to the repayment from a related company in the first quarter of 2005 and cash generated from our operating profit. $3,715,000 increase in accounts receivable and $6,266,000 decrease in accounts payable were due to significant growth in revenue since the second half of the year

     Our gearing ratio, calculated as total debts over total assets, was 51.83% as of December 31, 2005, 61.76% as of December 31, 2004.

Contingent Liabilities

     As of December 31, 2005, we had not entered into any guarantee contracts nor any non-disclosed contracts which will affect stockholders' equity or share structure.

Off Balance Sheet Arrangements

     As of December 31, 2005, we had no off balance sheet arrangements.


Contractual Commitments

     The Company is obligated to make future under various contracts,  including purchase and operating  leases.  The Company does not have any long-term debt or
capital  lease  obligations.   The  following  table  summarized  the  Company's
contractual   obligations  at  December  31,  2005,   reported  by  maturity  of
obligation.


                                                  Payments due by period
                                   ---------------------------------------------------
Contractual Obligations            Total     Less than 1-3 years  3-5 years  More than
                                              1 year                          5 years
--------------------------------   --------- --------- ---------  ---------  ---------
                                   $    '000 $    '000 $    '000  $    '000  $    '000

Long-term Debt Obligations                -         -         -          -          -
Capital Lease Obligations                 -         -         -          -          -
Operating  Lease Obligations              54        27        27         -          -
Purchase Obligations                     852       852        -          -          -
Other long-term liabilities
   reflected on the registrant's
   balance sheet under GAAP               -         -         -          -          -

                                   --------- --------- ---------  ---------  ---------

Total                                    906       879        27         -          -
                                   ========= ========= =========  =========  =========


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

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

     Translation adjustments, when material resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity.

Item 8.       Financial Statements and Supplementary Data.

     Reference is made to pages F-1 through F-17 comprising a portion of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A.      Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

     During our fiscal year 2005, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.      Other Information.

     Not applicable.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

       Name                 Age     Positions Held and Tenure

       Wang Xin              37     Chief Executive Officer and a Director
       Zhao Hongwei          40     Chief Financial Officer
       Liu Yu                40     Director
       Wang Zhibin           36     Director

     Wang Xin has served as Chief Executive Officer and a member of our Board of Directors since March 31, 2005. From April 2003 to present, he has also served as Director and General Manager of Xelent. Prior to joining Xelent, he served as the as the General Manager of the Sales and Marketing Division of Shanghai Cellstar International Trading Co., Ltd. from January 2003 to April 2003, Director of Logistics & Customer Service of Shanghai Cellstar International Trading Co., Ltd. from November 1997 to January 2003, and Director and Vice President of Beijing VA Communication Equipment Co., Ltd. from May 1996 to October 1997.

     Zhao Hongwei has served as our Chief Financial Officer since October 26, 2005. Mr. Zhao has over 15 years' experience in accounting and financial management, mainly with listed companies in Hong Kong and Foreign Invested Enterprise in the PRC, most recently serving as the regional financial controller of XinAo Gas Holdings Limited, a listed company in Hong Kong.

     Liu Yu has served as a member of our Board of Directors since March 31, 2005 and a member of the Board of Directors of Xelent since May 1990. From May 1998 to present he has also served as Chairman of the Board of Beijing Huanyitong Technology & Trading Co., Ltd. From May 1995 to April 1998, he served as General Manager of Beijing Lianwanjia Telecommunication Trading Center.

     Wang Zhibin has served as a member of our Board of Directors since March 31, 2005, and a member of the Board of Directors of Xelent since August 2004. From May 1998 to present, he has also served as General Manager of Beijing Glory Real Estate Development Co., Ltd., and a director of Beijing Huanyitong Technology & Trading Co., Ltd. From May 1995 t o April 1998, he served as a Manager of Beijing Lianwanjia Telecommunication Trading Center.

Audit Committee

     We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year dated December 31, 2005.

Item 11.      Executive Compensation.

     There  was no  officer  whose  salary  and bonus  for the  period  exceeded
$100,000.

                           Summary Compensation Table


----------------------------- -------- ----------- --------- ----------------
Name and Principal position     Year      Salary     Bonus     Other Annual
                                                               Compensaton
----------------------------- -------- ----------- --------- ----------------
Wang Xin, CEO                   2005     $60,000      NA            NA
----------------------------- -------- ----------- --------- ----------------
Zhao Hongwei, CFO               2005     $30,000      NA            NA
----------------------------- -------- ----------- --------- ----------------

     The amounts listed in the table above were paid by Xelent, the wholly owned subsidiary of our wholly owned subsidiary UFIL. While we do have employment agreements with our executive officers, the salary for our executive officers is at the discretion of our board of directors. We expect to pay substantially similar compensation to our executives in the future and anticipate continuing to pay them through Xelent.

     We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2006:

     o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

     o    each of our officers and directors; and

     o    all our officers and directors as a group.


     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                            Amount and Nature of Beneficial Ownership(1)
                                                            --------------------------------------------
                                                                  Number                Percent of
Name of Beneficial Owner                                      of Shares (2)           Voting Stock (3)

Wang Xin, Chief Executive Officer and Director                 3,000,000                  10.09%
Liu Yu, Director                                               6,000,000                  20.16%
Wang Zhibin, Director                                          6,000,000                  20.16%
Zhao Hongwei, Chief Financial Officer                               --                      --
Darrell Lerner                                                 7,700,000                  25.88%


Directors and executive officers as a group (4 persons)                                   50.41%

-----------------------------------
Less than 1%

(1) On March 17, 2006, there were 27,956,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2) Under applicable rules promulgated by the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(3) In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on March 17, 2006 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Item 13.      Certain Relationships and Related Transactions.

     Messrs Wang Xiu, Liu Yu and Wang Zhibin have outstanding loans to the Company in the amount of $320,000, which loans are unsecured, interest-free and repayable by the Company on demand.

Item 14.      Principal Accounting Fees and Services.

     The firm of Moores Rowland Mazars acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

     During the fiscal year ended December 31, 2005, the fees for our principal accountant were $87,500 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005) and the review of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Audit Related Fees

     During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

     During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

     During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

     We currently do not have an audit committee. Our Board of Directors approved the engagement of Moores Rowland Mazars as our independent registered public accounting firm in a meeting held May 9, 2005.


                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules

     (a)  Financial Statements.

     Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

     (b)  Exhibits.

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

  Exhibit
   Number                               Exhibit Description
-------------       ------------------------------------------------------------

 3.1                Certificate of Incorporation (1)

 3.2                Bylaws (1)

10.1                Securities  Exchange Agreement by and among Universal Flirts
                    Corp,   United   First   International   Limited   and   the
                    Shareholders of United First International Limited (2)

10.2 National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004. (2)

10.3 National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated March 18, 2004. (2)

10.4 National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated April 29, 2004. (2)

10.5                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Chengxin Electronic Technology Co., Ltd. dated May 28, 2004 (2)

10.6                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Chengxin Electronic Technology Co., Ltd. dated May 28, 2004 (2)

10.7                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Chengxin Electronic Technology Co., Ltd. dated May 28, 2004 (2)

10.8                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logidtics Limited dated April 14, 2004 (2)

10.9                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logistics Limited dated May 27, 2004 (2)

10.10               Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logistics Limited dated May 27, 2004 (2)

10.11               Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logistics Limited dated May 27, 2004 (2)

10.12               Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Truly Semiconductor Co., Ltd. dated May 21, 2004 (2)

10.13 National Sales and Agency Contract by and among CEC Mobile Co., Ltd., Beijing Prosperous Times Commercial & Trading
                    Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004 (2)

10.14 National Sales and Agency Contract by and among CEC Mobile Co., Ltd., Beijing Prosperous Times Commercial & Trading
                    Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004 (2)

21.1                Subsidiaries of the Company (3)

24.1                Power of Attorney (set forth on signature page)

31.1 Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2 Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.2                Certification under Section 906 of the Sarbanes-Oxley Act of
                    2002 (3)

------------

(1) Incorporation by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-125687).

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2005.

(3) Filed herewith

Orsus Xelent Technologies, Inc.

Index to Consolidated Financial Statements
Year ended December 31, 2005 and 2004
--------------------------------------------------------------------------------



                                                                         Page
                                                                         ----

Report of Independent Certified Registered Public Accounting Firm         F-1

Consolidated Statements of Operations                                     F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Changes in Stockholders' Equity                F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                              F6 - F17

Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors
Orsus Xelent Technologies, Inc.





We have audited the accompanying consolidated balance sheets of Orsus Xelent Technologies, Inc. and its subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.







Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date:  March 29, 2006

Orsus Xelent Technologies, Inc.

Consolidated Statements of Operations
Years ended December 31, 2005 and 2004
--------------------------------------------------------------------------------



                                                            2005           2004
                                              Note       USD'000        USD'000


Operating revenues - Net sales                            28,705         70,822
                                                     -----------    -----------

Operating expenses:
   Cost of sales                                          22,370         56,231
   Sales and marketing                                     1,554          3,314
   General and administrative                              1,064          1,435
   Research and development                                  413            586
   Depreciation                                              310            598
                                                     -----------    -----------

   Total operating expenses                               25,711         62,164
                                                     -----------    -----------

Operating income                                           2,994          8,658

Interest expense                                             (25)          (143)
Other income, net                                            544             64
                                                     -----------    -----------

Income before income taxes and minority
   interest                                     8          3,513          8,579
Income taxes                                                 (21)          --
                                                     -----------    -----------

Income before minority interest                            3,492          8,579

Minority interest                                           --              120
                                                     -----------    -----------

Net income                                                 3,492          8,699

Other comprehensive income
Foreign currency translation adjustment                      349           --
                                                     -----------    -----------

Comprehensive Income                                       3,841          8,699
                                                     ===========    ===========

Earnings per share
   Basic and diluted                            4           0.12           0.29
                                                     ===========    ===========


Weighted average number of common shares
   outstanding                                        29,756,000     29,756,000
                                                     ===========    ===========





The accompanying notes are an integral part of these consolidated financial statements.


Orsus Xelent Technologies, Inc.

Consolidated Balance Sheets
As of December 31, 2005 and 2004
---------------------------------------------------------------------------------------

                                                                       2005        2004
                                                           Note     US$'000     US$'000
ASSETS
Current assets
   Cash and cash equivalents                                          2,974         224
   Restricted cash                                                     --         2,333
   Accounts receivable - Trade                                       12,034       8,250
   Due from related company                                 11         --         3,319
   Inventories                                               7        4,460       5,781
   Trade deposits paid                                               10,580       8,126
   Other current assets                                                 182         210
                                                                  ---------   ---------

   Total current assets                                              30,230      28,243

Property, plant and equipment, net                           6          781         778
                                                                  ---------   ---------

Total assets                                                         31,011      29,021
                                                                  =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable - Trade                                           7,939      13,840
   Accrued expenses and other accrued liabilities                     2,259       1,103
   Trade deposits received                                            5,432       2,487
   Due to directors                                          7          320         311
   Provision for warranty                                               122         182
                                                                  ---------   ---------

  Total current liabilities                                          16,072      17,923
                                                                  ---------   ---------
                                                            12
Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
   Authorized: 100,000,000 shares, no shares issued                    --          --
Common stock and paid-in capital, US$0.001 par value:
   Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of
   December 31, 2005 and as of December 31, 2004                         30          30
Additional paid-in capital                                            2,484       2,484
Dedicated reserves                                           9        1,042       1,042
Other comprehensive income                                              349        --
Retained earnings                                                    11,034       7,542
                                                                  ---------   ---------

Total stockholders' equity                                           14,939      11,098
                                                                  ---------   ---------

Total liabilities and stockholders' equity                           31,011      29,021
                                                                  =========   =========


The accompanying notes are an integral part of these consolidated financial statements.


Orsus Xelent Technologies, Inc.

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2005 and 2004
--------------------------------------------------------------------------------------------------------------------

                          Common stock issued
                        -----------------------
                                                                                  Other      Retained
                                                  Additional                    compre-     earnings/
                            No. of                   paid-in     Dedicated      hensive  (accumulated
                            shares       Amount      capital      reserves       income       losses)          Total
                                        US$'000      US$'000       US$'000      US$'000       US$'000        US$'000
                        ----------   ----------   ----------    ----------   ----------   ------------    ----------

Balance as of
  January 1, 2004       15,000,000           15        2,549          --           --             (115)        2,449

Reverse merger and
  recapitalization      14,756,000           15          (65)         --           --             --             (50)

Net income                    --           --           --            --           --            8,699         8,699

Transfer to dedicated
  reserves                    --           --           --           1,042         --           (1,042)         --
                        ----------   ----------   ----------    ----------   ----------   ------------    ----------
Balances as of
  December 31, 2004     29,756,000           30        2,484         1,042         --            7,542        11,098

Net income                    --           --           --            --           --            3,492         3,492

Foreign currency
  translation
  adjustment                  --           --           --            --            349           --             349

Balances as of
  December 31, 2005     29,756,000           30        2,484         1,042          349         11,034        14,939
                        ==========   ==========   ==========    ==========   ==========   ============    ==========



The accompanying notes are an integral part of these consolidated financial statements.


Orsus Xelent Technologies, Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004
----------------------------------------------------------------------------------------------

                                                                             2005         2004
                                                                          US$'000      US$'000
Cash flows from operating activities
Net income                                                                  3,492        8,699
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation                                                              310          598
    Loss on disposal of property, plant and equipment                        --              7
    Provision for bad debts                                                   149         --
    Provision for obsolete inventory                                           98          269
    Loss on liquidation of a subsidiary                                      --            120
    Minority interest                                                        --           (120)
    Exchange difference                                                        53         --
Changes in assets and liabilities:
    Accounts receivable - trade                                            (3,715)      (8,250)
    Inventories, net                                                        1,376       (5,687)
    Trade deposits paid                                                    (2,239)      (8,125)
    Other current assets                                                       34         (149)
    Trade deposits received                                                 2,879        2,487
    Accounts payable - trade                                               (6,266)      13,651
    Provision for warranty                                                    (65)         182
    Accrued expenses and other accrued liabilities                          1,317          959
    Provision for taxation                                                     21         --
                                                                        ---------    ---------

Net cash (used in) provided by operating activities                        (2,556)       4,641
                                                                        ---------    ---------

Cash flows from investing activities
    Purchase of property, plant and equipment                                (503)      (1,397)
    Proceeds from sales of property, plant and equipment                     --             43
    Repayment from a related company                                        3,407        4,524
    Loan to a related company                                                --         (7,107)
    Repayment from stockholders                                              --          1,352
    Decrease (increase) in restricted cash                                  2,395       (2,333)
                                                                        ---------    ---------

Net cash provided by (used in) investing activities                         5,299       (4,918)
                                                                        ---------    ---------

Cash flows from financing activities
Advance from stockholders                                                       1          311
                                                                        ---------    ---------

Net cash provided by financing                                                  1          311
                                                                        ---------    ---------

Net increase in cash and cash equivalents                                   2,744           34

Cash and cash equivalents, beginning of the year                              224          190
Exchange gain on cash and cash equivalents                                      6         --
                                                                        ---------    ---------

Cash and cash equivalents, end of the year                                  2,974          224
                                                                        =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



1.   BASIS OF FINANCIAL STATEMENT PRESENTATION AND REORGANIZATION

     Orsus Xelent Technologies, Inc. ("ORXT"), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004. Through its subsidiary, Universal Flirts, Inc., ORXT engaged in developing and operating an online dating service.

     As described in Note 2 below, prior to the reorganization with United First International Limited ("UFI"), a company incorporated in the Hong Kong Special Administrative Region ("HK") of the People's Republic of China (the "PRC"), on March 31, 2005, ORXT was a development stage company, which, other than providing an online dating service, had no operations or revenues. After recapitalization, ORXT exited the development stage after March 31, 2005.

     Upon the completion of the reorganization, ORXT assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited ("BOXT") (English translation for identification purpose only), an enterprise established in Beijing, the PRC that is engaged in the business of designing for retail and wholesale distribution cellular phones. BOXT had a 55% interest in Shanghai Sapphine Telecom Tech Co., Ltd. ("Sapphine") (English translation for identification purpose only), a company engaged in research and development of cellular phones which was incorporated in the PRC. On August 19, 2004, the owners of Sapphine signed an agreement to liquidate Sapphine.

     On July 14, 2005, Orsus Xelent Holdings (BVI) Limited ("OXHBVI") was incorporated in the British Virgin Islands ("BVI") with issued capital of US$2. OXHBVI is 100% owned by ORXT and the principal activity of OXHBVI is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited ("OXTHK") was incorporated in HK with issued capital of HK$100 (equivalent to US$13), a company engaged in trading of mobile phone and accessories, and is 100% owned by OXHBVI.


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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



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

          Following the recapitalization, ORXT held 100% of the issued and outstanding shares of UFI and UFI became a wholly-owned subsidiary of ORXT. In this report, ORXT, UFI, BOXT Sapphine, OXHBVI and OXTHK are collectively referred to as the "Company".

     c)   Merger under common control

          UFI was incorporated in Hong Kong on September 8, 2004 and was 20%, 40% and 40% owned by Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin respectively. UFI has had no operations since its incorporation.

          Pursuant to the agreement entered into between UFI and Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin, who owned 20%, 40% and 40% interests respectively in BOXT on November 1, 2004, UFI consummated a merger with BOXT, and paid USD1,207,000, to all owners of Xelent, in exchange for all their beneficial interests in BOXT ("the Agreement"). BOXT was established in the PRC on May 6, 2003 as a PRC company with limited liability. The principal activities of BOXT were the development of cellular phones software and technology, including the design and trading of cellular phones.

          On November 3, 2004, the Beijing Municipal Bureau of Commerce (the "Bureau") approved the transfer of interests and the application for the change of BOXT status to a wholly-owned foreign investment enterprise ("WOFIE") with limited liability. Upon granting WOFIE status, the operating period of BOXT was for an initial term of 10 years until November 9, 2014 and UFI became the sole registered owner of BOXT.

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting principles
     The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP").

     Basis of consolidation
     The results of the subsidiaries acquired or disposed of during the year are consolidated from the effective dates of acquisition or to the effective dates of disposal, respectively.

     All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Revenue recognition
     Net sales represent the invoiced value of goods, net of value-added tax ("VAT") and returns. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company has a policy of including handling costs incurred for finished goods, which are not significant, in sales and marketing expenses.

     Research and development
     All cost of research and development activities are expensed as incurred.

     Warranties
     The Company offers warranties for products it manufactures. Terms generally are for one year from the date of sale. Provision for warranty expense is established for costs that are expected to be incurred after the sales and delivery of products under warranty. The Company provided for anticipated warranty expense in the amount of US$452,000 and paid warranty claims of US$330,000 during the year ended December 31, 2005. The warranty provision is determined based on known product failures, historical experience of the level of repairs and replacements, and other currently available evidence.

     Income taxes
     Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in PRC.

     Income tax expense is computed based on pre-tax income included in the consolidated statements of operations. Deferred income taxes are provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Comprehensive income
     SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

     Trade receivables
     Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the year in which the estimate is revised. Trade receivables are presented net of an allowance for uncollectible amounts of US$141,000 and US$0 as of December 31, 2005 and of 2004 respectively.

     Inventories
     Inventories are stated at the lower of cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average method. Market represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

     Property, plant and equipment
     Property, plant and equipment are stated at original cost less accumulated depreciation.

     The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

     When assets are sold or retired, their costs and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property, plant and equipment (Continued)
     Depreciation is provided to write off the costs of property, plant and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the following methods:

     Moulds Sum-of-the-units method Leasehold improvements

     o    Straight-line method over the lease term Machinery and equipment
     o    Straight-line method at 20% p.a.
     o    Office equipment Straight-line method at 20% p.a.
     o    Motor vehicles Straight-line method at 20% p.a.

     Impairment of long-lived assets
     The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Operating leases
     Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease terms.

     Foreign currency translation
     The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

     Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the consolidated statements of operations.

     For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the year.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Foreign currency translation (Continued)
     Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Other comprehensive income for foreign currency translation was recorded for the year ended December 31, 2005 after the Renminbi ceased to be pegged to the United States Dollar during the year.

     Cash equivalents
     The Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

     Use of estimates
     The preparation of the consolidated financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported year. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation, inventory allowance, provision for warranty, taxes and contingencies.

     Segment information
     Operating segments are defined as components of a company about which separated financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in a single business segment of trading of mobile phones which are all sold in the PRC. There is no reportable business or geographical segment identified and no segment information is disclosed accordingly.

     Related parties
     Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

     Recently issued accounting standards
     There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4.   EARNINGS PER SHARE

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

     The Company had no potential common stock equivalents with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same.

5.   CONCENTRATIONS

     The Company is engaged principally in the development of mobile software and technology, including the design and trading of cellular phones for sale primarily to three dealers in the PRC. The Company buys certain major materials from six major suppliers. In addition, the Company subcontracts assembly works of cellular phones mainly to five subcontracting factories. Management believes that the sole agent arrangement gives the dealers more incentive to promote the Company's products and reduce the Company's exposure to the distribution market. On the other hand, the diversification of suppliers will reduce the risk of increasing production cost.

     Customers accounted for over 10% of the Company's operating revenues as follows:

                                                             2005           2004
                                                                %              %
     Customer A                                                20             77
     Customer B                                                56             21
     Customer C                                                20              -
                                                       ==========     ==========

     Trade deposits received from the above customers were US$0 and US$2,487,000 at December 31, 2005 and December 31, 2004, respectively. Trade receivables from the above customers were US$11,508,000 and US$8,250,000 at December 31, 2005 and December 31, 2004, respectively.

     Suppliers accounted for over 10% of the Company's purchases are as follows:

                                                             2005           2004
                                                                %              %
     Supplier A                                                10             44
     Supplier B                                                19              -
     Supplier C                                                15              -
     Supplier D                                                14              -
     Supplier E                                                12              -
     Supplier F                                                 7             10
                                                       ==========     ==========

     Trade deposits from the above suppliers were US$759,000 and US$1,323,000 at December 31, 2005 and December 31, 2004. Trade payables owed to the above suppliers were US$529,000 and US$0 at December 31, 2005 and December 31, 2004, respectively.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



6.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows:

                                                               2005        2004
                                                            US$'000     US$'000

     Moulds                                                   1,239       1,033
     Leasehold improvements                                     112          47
     Plant and machinery                                         14          14
     Office equipment                                           255         200
     Motor vehicles                                              86          83
                                                           --------    --------

                                                              1,706       1,377

     Accumulated depreciation                                  (925)       (599)
                                                           --------    --------

                                                                781         778
                                                           ========    ========


7.   INVENTORIES

     Inventories consisted of the followings:
                                                               2005        2004
                                                            US$'000     US$'000

     Raw materials                                            4,257       5,781
     Trading goods                                              203        --
                                                           --------    --------

                                                              4,460       5,781
                                                           ========    ========


8.   INCOME TAXES

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.

     ORXT had a net operating loss carry-forward for income tax reporting purposes of approximately US$227,070 that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when the Company experiences a change in control. Therefore, following the recapitalization as mentioned in Note 2, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



8.   INCOME TAXES (CONTINUED)

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

     UFI was incorporated in Hong Kong and has no assessable profit for the year presented. OXTHK was also incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% on OXT's estimated assessable profits for the year.

     Since BOXT has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax for two years followed by a 50% reduction for the next three years, commencing fiscal year 2005.

     Reconciliation  from the expected  statutory  tax rate in PRC of 24% (2004:
     33%) is as follows:

                                                               2005        2004
                                                                  %           %

     Statutory rate - PRC                                      24.0        33.0
     Difference in tax rates in the countries that the
        Company operates                                       (0.1)       --
     Tax exemption                                            (23.8)      (33.0)
     Non-deductible expenses                                    0.6        --
                                                           --------    --------

     Effective tax rate                                         0.7        --
                                                           ========    ========


9.   DISTRIBUTION OF INCOME

     The Company's income is substantially contributed by BOXT, a company incorporated in the PRC. Income of BOXT is distributable to its stockholders after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

     Prior to the re-organization to a WOFIE in November 2004, dedicated reserves of BOXT include a statutory surplus reserve and a statutory public welfare fund. In accordance with the relevant PRC Companies Law and rules and regulations, it is required to transfer amounts equal to at least 10% and 5% of its after-tax income to the statutory surplus reserve and statutory public welfare fund, respectively.

     The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building staff quarters or housing. No distribution of the remaining reserves shall be made other than on liquidation of BOXT.


Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



9.   DISTRIBUTION OF INCOME (CONTINUED)

     Since BOXT has became as a WOFIE, in accordance with its Articles of Association and the relevant PRC regulations, it is required to transfer to a general reserve fund an amount not less than 10% of the amount of after-tax income and a staff welfare and bonus fund an amount to be determined by the directors.


10.  PENSION COSTS

     As  stipulated  by  PRC  regulations,   the  Company  maintains  a  defined
     contribution  retirement plan for all of its employees who are residents of
     PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored  retirement plan approximately 20% of the basic salary of its  employees  and has no further  obligations  for the actual  pension payments or post-retirement  benefits beyond the annual contributions.  The state  sponsored  retirement  plan is  responsible  for the entire  pension obligation  payable to all employees.  The pension  expenses were US$15,000 and US$9,000 for the years ended December 31, 2005 and 2004 respectively.

11.  RELATED PARTY TRANSACTION

     a.   Name and relationship of related parties

          Related party              Relationship with the Company during the year ended
          -------------              December 31, 2005
                                     ---------------------------------------------------
          Mr. Wang Xin               Director and stockholder of the Company
          Mr. Liu Yu                 Director and stockholder of the Company
          Mr. Wang Zhibin            Director and stockholder of the Company
          Beijing Huan Yitong Tech   A company owned by Mr. Liu Yu and Mr. Wang Zhibin
            & Trading Co., Ltd.*


          *English translation for identification purpose only


Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



11.  RELATED PARTY TRANSACTION (CONTINUED)

     b.   Summary of related party balances

                                                                     2005      2004
                                                          Note    US$'000   US$'000
                                                          ----    -------   -------

          Due from related company
          Beijing Huan Yitong Tech & Trading Co., Ltd. *              --      3,319
                                                                  =======   =======

          Due to directors
          Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin     (i)        320       311
                                                                  =======   =======

     c.   Summary of related party transactions

                                                                     2005      2004
                                                                  USD'000   USD'000

          Repayment from related company
          Beijing Huan Yitong Tech & Trading Co., Ltd. *            3,319       --
                                                                  =======   =======

          Note:

          (i)  The amounts are unsecured, interest-free and repayable on demand.

          *    Ceased to be related party since April 26, 2005.


12.  COMMITMENTS AND CONTINGENCIES

     (a)  Operating lease commitments

          The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases were USD83,000 and USD126,000 for the year ended December 31, 2005 and 2004 respectively.

          The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2005 and 2004:

                                                               2005         2004
                                                            USD'000      USD'000

          2005                                                 --             28
          2006                                                   27         --
          2007                                                   27         --
                                                          ---------    ---------

                                                                 44           28
                                                          =========    =========

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     (b)  Contingencies

          In accordance with PRC's tax regulations, the Company's sales are subject to a 17% of value added tax ("VAT") upon the issue of VAT invoices to customers. As of December 31, 2005, there were sales amounted to approximately USD 21,300,000 for which VAT invoices have not yet been issued ("Uninvoiced sales"). Despite the fact that the Company has made full provision of the VAT regarding these Uninvoiced sales, the Company may be subject to penalties for the amounts. The exact amount of penalty cannot be estimated with reasonable degree of certainty.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                      By: /s/ Wang Xin
                                                         -----------------------
                                                         Wang Xin
                                                         Chief Executive Officer

DATED:  March 31, 2006

                              --------------------

                                POWER OF ATTORNEY

     The registrant and each person whose signature appears below hereby appoint Wang Xin as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the U. S. Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                           Date


 /s/ Wang Xin              Chief Executive Officer                March 31, 2006
------------------         (Principal Executive Officer)
Wang Xin                   and Director


 /s/ Zhal Hongwei          Chief Financial Officer                March 31, 2006
------------------         (Principal Accounting Officer)
Zhal Hongwei


 /s/ Liu Yu                Director                               March 31, 2006
-----------------
Liu Yu


 /s/ Wang Zhibin           Director                               March 31, 2006
------------------
Wang Zhibin

  Exhibit
   Number                               Exhibit Description
-------------       ------------------------------------------------------------

 3.1                Certificate of Incorporation (1)

 3.2                Bylaws (1)

10.1                Securities  Exchange Agreement by and among Universal Flirts
                    Corp,   United   First   International   Limited   and   the
                    Shareholders of United First International Limited (2)

10.2 National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004. (2)

10.3 National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated March 18, 2004. (2)

10.4 National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated April 29, 2004. (2)

10.5                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Chengxin Electronic Technology Co., Ltd. dated May 28, 2004 (2)

10.6                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Chengxin Electronic Technology Co., Ltd. dated May 28, 2004 (2)

10.7                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Chengxin Electronic Technology Co., Ltd. dated May 28, 2004 (2)

10.8                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logidtics Limited dated April 14, 2004 (2)

10.9                Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logistics Limited dated May 27, 2004 (2)

10.10               Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logistics Limited dated May 27, 2004 (2)

10.11               Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Shanghai Suncom Logistics Limited dated May 27, 2004 (2)

10.12               Purchase   Contract  by  and  among   Beijing  Orsus  Xelent
                    Technology & Trading Company Limited and Truly Semiconductor Co., Ltd. dated May 21, 2004 (2)

10.13 National Sales and Agency Contract by and among CEC Mobile Co., Ltd., Beijing Prosperous Times Commercial & Trading
                    Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004 (2)

10.14 National Sales and Agency Contract by and among CEC Mobile Co., Ltd., Beijing Prosperous Times Commercial & Trading
                    Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004 (2)

21.1                Subsidiaries of the Company (3)

24.1                Power of Attorney (set forth on signature page)

31.1 Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2 Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.2                Certification under Section 906 of the Sarbanes-Oxley Act of
                    2002 (3)

------------

(1) Incorporation by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-125687).

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2005.

(3) Filed herewith