Form 10-Q
period 2006-03-31
Orsus Xelent Technologies Inc
filed 2006-05-18
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ X ] No [ ]


Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ] No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                             Outstanding at May 15, 2006
-----------------------------------------          -----------------------------
 Common Stock, $.001 par value per share                 29,756,000 shares

                        PART I --- FINANCIAL INFORMATION

Item 1.   Financial Statements.


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                             (Unaudited)
                                                          Three months ended
                                                              March 31,
                                                      -------------------------
                                                          2006          2005
                                                 Note     US$'000       US$'000

Operating revenues:                                         8,367         1,500
                                                      -----------   -----------

Operating expenses:
    Cost of sales                                           6,493         1,188
    Sales and marketing                                       444           294
    General and administrative                                189           262
    Research and development                                   81            34
    Depreciation                                               25            26
                                                      -----------   -----------

    Total operating expenses                                7,232         1,804
                                                      -----------   -----------

Operating income (loss)                                     1,135          (304)
Interest expense                                             --             (21)
Other income, net                                               2           330
                                                      -----------   -----------

Income before income taxes                                  1,137             5
Income taxes                                       3         --            --
                                                      -----------   -----------

Net income                                                  1,137             5
                                                      ===========   ===========

Earnings per share:                                2

Basic                                                 $      0.04   $      0.00
                                                      ===========   ===========

Weighted average number of common stock outstanding    29,756,000    29,756,000
                                                      ===========   ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                As of         As of
                                                               March 31,     December 31,
                                                                 2006          2005
                                                         Note   US$'000       US$'000
                                                              (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                         888         2,974
    Accounts receivable - Trade                                    14,366        12,034
    Inventories                                                     4,452         4,460
    Trade deposit paid                                             14,377        10,580
    Advance to third party                                            707          --
    Other current assets                                              262           182
                                                              -----------   -----------

    Total current assets                                           35,052        30,230

Property, plant and equipment, net                                    845           781
                                                              -----------   -----------

Total assets                                                       35,897        31,011
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term bank loan                                    4         991          --
    Accounts payable - Trade                                        7,327         7,939
    Accrued expenses and other accrued liabilities                  2,599         2,238
    Trade deposits received                                         8,519         5,432
    Due to directors                                        6         320           320
    Provision for warranty                                             44           122
    Taxes payable                                                      21            21
                                                              -----------   -----------

    Total current liabilities                                      19,821        16,072
                                                              -----------   -----------

Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
  Authorized: 100,000,000 shares, no shares issued                   --            --
Common stock and paid-in capital, US$0.001 par value:
  Authorized: 100,000,000 shares
  Issued and outstanding: 29,756,000 shares as of March 31,
    2006 andas of December 31, 2005                                    30            30
Additional paid-in capital                                          2,484         2,484
Dedicated reserves                                                  1,042         1,042
Other comprehensive income                                            349           349
Retained earnings                                                  12,171        11,034
                                                              -----------   -----------

Total stockholders' equity                                         16,076        14,939
                                                              -----------   -----------

Total liabilities and stockholders' equity                         35,897        31,011
                                                              ===========   ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                         (Unaudited)
                                                                     Three months ended
                                                                          March 31,
                                                                    --------    --------
                                                                      2006        2005
                                                                     US$'000     US$'000
Cash flows used in operating activities
Net income                                                             1,137           5
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                          25          26
Changes in assets and liabilities:
    Accounts receivable -trade                                        (2,332)      3,274
    Inventories, net                                                       8        (115)
    Trade deposit paid                                                (3,797)     (4,800)
    Other current assets                                                 (80)          1
    Trade deposit received                                             3,087        (935)
    Accounts payable - trade                                            (612)       (284)
    Provision for warranty                                               (78)        (57)
    Accrued expenses and other accrued liabilities                       361         183
                                                                    --------    --------

Net cash used in operating activities                                 (2,281)     (2,702)
                                                                    --------    --------

Cash flows (used in) from investing activities
    Purchase of property, plant and equipment                            (89)       (372)
    Repayment from a related company                                    --         3,319
    Increase in restricted cash                                         --          (347)
                                                                    --------    --------

Net cash (used in) from investing activities                             (89)      2,600
                                                                    --------    --------

Cash flows from financing activities
    Bank loan raised                                                     991        --
    Loan to third parties                                               (707)       --
                                                                    --------    --------

Net cash from financing activities                                       284        --
                                                                    --------    --------

Net decrease in cash and cash equivalents                             (2,086)       (102)
                                                                    --------    --------

Cash and cash equivalents, beginning of the period                     2,974         224
                                                                    --------    --------

Cash and cash equivalents, end of the period                             888         122
                                                                    ========    ========



The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and 2005 have been prepared based upon Securities and
     Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2005 filed on April 3, 2006. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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


2.   EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as re stated of the reorganization and recapitalization. The 29,756,000 shares in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented.

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

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


3.   INCOME TAXES (CONTINUED)

     United First International Limited was incorporated in Hong Kong and has no assessable profit for the periods presented. Orsus Xelent Trading (HK) Limited ("OXTHK")was also incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% on OXTHK's estimated assessable profits for the period. Since Beijing Orsus Xelent Technologies & Trading Co., Limited has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 33% for two years followed by a 50% reduction for the next three years, commencing fiscal year 2005.

     Reconciliation  from the expected  statutory  tax rate in PRC of 24% (2005:
     24%) is as follows:

                                             (Unaudited)
                                         Three months ended
                                              March 31,
                                         -------    -------
                                            2006       2005
                                               %          %

     Statutory rate - PRC                   24.0       24.0
     Tax exemption                         (27.8)     (24.0)
     Others                                  3.8        --
                                         -------    -------

     Effective tax rate                      --         --
                                         =======    =======


4.   SHORT-TERM BANK LOAN

     The bank loan was secured by the director, Mr. Liu Yu, repayable on January 29, 2007 at interest rate 6.696% per annum.


5.   RELATED PARTY TRANSACTION

     a.   Name and relationship of related parties

          Related party       Relationship with the Company as of March 31, 2006
          -------------       --------------------------------------------------

          Mr. Wang Xin        Director and stockholder of the Company
          Mr. Liu Yu          Director and stockholder of the Company
          Mr. Wang Zhibin     Director and stockholder of the Company


Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   RELATED PARTY TRANSACTION (CONTINUED)

     b.   Summary of related party balances

                                                                    As of           As of
                                                                  March 31,     December 31,
                                                                    2006            2005
                                                          Note     US$'000         US$'000
                                                                (Unaudited)
          Due to directors
          Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin     (i)           320             320
                                                                ============    ============

          Bank loan secured by a director
          Mr. Liu Yu                                                     991            --
                                                                ============    ============

          Note:

          (i)  The amounts are unsecured, interest-free and repayable on demand.

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


OVERVIEW

     The Company was organized under the laws of State of Delaware in May 2004, under the name of "Universal Flirts Corp.". On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company's common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

     Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company's common stock. Immediately, the Company had 14,756,000 shares of its common stock outstanding.

     On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong ("UFIL"). The exchange was consummated under the laws of State of Delaware and pursuant to the terms of Exchange Agreement dated effective as of March 31, 2005. In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock.

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

     In July, 2005 a wholly owned subsidiary, namely Orsus Xelent Trading (HK) Company Limited ("OXHK") was incorporated in Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers.

     The business operation of UFIL is primarily undertaken by its wholly-owned subsidiary, Xelent. Xelent have been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce as its product trademark, also known as "Orsus Cellular" within the industry. Orsus cellular are traditionally equipped with leading features including 1.8-inch to 2.2-inch CSTN and TFT dual-color display, 1 to 120-minute video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, bar-phone & flip-phone technology and innovative lightweight design. Xelent has sold approximately 240,000 cellular phones in the PRC in 2005.

     According to a research conducted by China Ministry of Information Industry, in 2005, new cellular phone users in the PRC increased by 58 million, with total consumers reaching 393 million. Currently, the PRC has the largest number of cellular phone users in the world, while the penetration rate in the PRC was approximately 30%. The number of cellular phone users is also expected to reach 500 million by 2007. With the market in the PRC for cellular phones continues to develop, Xelent is gradually introducing a series of advanced cellular phone models with R&D platform, manufacture and quality control technology, incorporating with the new 3G (Third Generation) mobile technology. On February 26, 2006, the technology of TDS-CDMA has been announced officially as the 3G technology standard in the PRC. This technology is expected to be approved by the China government to put into the application stage in 2006. The PRC cellular market is expected to reach $120 billion by the year end of 2006 according to the China Ministry of Information Industry.


BUSINESS REVIEW

     In the first half of 2005, we experienced the slow down in growth rate of the cellular phones market, most of the domestic cellular phones manufacturers in the PRC were operated with negative growth and at loss in the first half of 2005 because of mismanagement, lack of capital and the competition from counterfeit and "black market" cellular phones in the PRC market. At the same time, the cellular phones market continues to change rapidly that a series of innovative functions such as MP3, FM radio, MPEG4, large memory capacity (function with dynamic memory card supported such as T-FLASH card, MINI SD card, etc) became the most popular products in the second half of 2005. With the development of 3G mobile technology in 2006, both the domestic and multinational cellular phones manufacturers expect to seize this good opportunity to launch their own 3G mobile products. Based on our 2G and 2.5G cellular technologies and our mature 3G solutions and chips providers, we will commence the development of our 3G cellular phone products, such as 3G PCBA, which is a 3G technologies development platform and 3G cellular phone incorporating with the 3G PCBA technologies in the second half of 2006. We will seek to join into the TDS-CDMA
Industry League, in order to enhance the application of 3G manufacture license in 2007.

     During the first quarter of 2006, we continued our diversification strategy and successfully developed our CDMA products which resulted in increase in our products mix. Through the closer cooperation with telecommunication operator, our CDMA products contributed about 62.25% of our revenues during this quarter.
In this quarter, multimedia cellular phones with fashionable functions,such as MP3 and MPEG4 ,continue to be popular and became the mainstream products in the PRC market. Our efforts on the development of new platform and the technology cooperation with cellular phones solution providers would facilitate the development of the middle-class and low-end MP3 music cellular phones. We expect such new models will be launched into the market by the next quarter. The MP3 cellular phones are expected not only generate profits from the domestic market, but also from the overseas market in this year.

The following table  summarizes our operation  result for the three months ended
March 31, 2006 and 2005:

------------------- -------------------------- --------------------------- -----------------------
                    Three  months ended March  Three  months ended March   Comparison
                    31, 2006                   31, 2005
------------------- -------------------------- --------------------------- -----------------------
                      $' 000     % of revenue     $' 000     % of revenue     $'000             %
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Revenues               8,367               ii      1,500               ii     6,867       457.80%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Cost of sales          6,493           77.60%      1,188           79.20%     5,305       446.55%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Sales & Marketing        444            5.31%        294           19.60%       150        51.02%
expenses
------------------- --------- ---------------- ---------- ---------------- --------- -------------
General & Admin          189            2.26%        262           17.47%       -73       -27.86%
expenses
------------------- --------- ---------------- ---------- ---------------- --------- -------------
R&D expenses              81            0.97%         34            2.27%        47       138.24%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Depreciation &            25            0.30%         26            1.73%        -1        -3.85%
Amortization
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Interest expenses        -ii            0.00%         21            1.40%       -21      -100.00%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Other income, net          2            0.02%        330           22.00%      -328       -99.39%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Income before tax      1,137           13.59%          5            0.33%     1,132     22640.00%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Income taxes             -ii            0.00%          -            0.00%         -         0.00%
------------------- --------- ---------------- ---------- ---------------- --------- -------------
Net income             1,137           13.59%          5            0.33%     1,132     22640.00%
------------------- --------- ---------------- ---------- ---------------- --------- -------------

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

     Our discussion and analysis on our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATION

Revenues

     Our revenues were $8,367,000 for the three months ended March 31, 2006, representing an increase of 457.80% as compared to the same period in 2005. In the first half of 2005, the PRC cellular phone market experienced a reformation stage. The oversupply of cellular phones, mass production of simple function products and competition from counterfeit and "black market" cellular phones caused the difficult operating environment. We were well positioned and adjusted our direction in the second half of 2005 to diversify our product mix. Although we are not satisfied with our profitability, we are in a right track to develop CDMA products, new fashionable functions and customized products. Of which, super-slim appearance and PDA function models are newly launched into market, which enriched our products mix in the PRC cellular phones market.

     Through the closer co-operation with telecommunication operator and other cellular phones manufacturer, we extended to manufacture CDMA cellular phones and obtained steady orders from the telecommunication operator by customization. The revenues from the customized CDMA products has became a substantial part of our revenues in this quarter.

Breakdown by products
---------------------

For the three months ended March 31, 2006, products attributed over 10% of our revenues are shown as follows:

------------------------- ------------------------------------------------------
                          Three months ended March 31, 2006
------------------------- ------------------------------------------------------
                                               $'000               % of revenue
------------------------- --------------------------- --------------------------
TDA6028                                        2,250                     26.89%
------------------------- --------------------------- --------------------------
C100                                           1,887                     22.55%
------------------------- --------------------------- --------------------------
X718                                           1,667                     19.93%
------------------------- --------------------------- --------------------------
C109                                           1,072                     12.81%
------------------------- --------------------------- --------------------------
D9000                                            985                     11.77%
------------------------- --------------------------- --------------------------

     The total revenues for the first quarter were amounted to $8,367,000, which was attributed to the products launched into market in the last quarter of 2005.The sales of CDMA products had a great increase from $1,443,000 in the whole year of 2005 to $5,209,000, which represented 62.25% of total revenues in the first quarter of 2006. The increase of revenues were mainly attributed to the sales of TDA6028, C100 and C109, amounted to $2,250,000, $1,887,000 and
$1,072,000 respectively. The sales of GSM products amounted to $3,158,000, represented 37.75% of total revenues, which are mainly generated from the sales of X718 and D9000 amounting to $1,667,000 and $985,000. Through the co-operation with Tian Feng Ju Yuan Technology Company Limited, we successfully launched TDA6028, a high-end cellular phone with PDA, GPRS, 2.8-inch TFT LCD handwriting touch screen, figure print identification, MPEG4, extended scanner, RFID and WIFI functions; X718, a cellular phone with MPEG4, external memory card support function with super-slim appearance; and D9000, a low-end product with PDA function. Additionally, the CDMA products C100 and C109 were developed through


the  cooperation  with  Dalian  Daxian   Communication   Company   Limited.   We
successfully  captured the demand of  consumers to launch our new products  with innovative functions,  trendy appearance,  high quality and features riched with reasonable price,  which are the main reasons that we can recover from the tough operating environment in the first half of 2005.

Breakdown by customers
----------------------

---------------------------------------------- ---------------------------------
                                               Three months ended March 31, 2006
---------------------------------------------- ---------------------------------
                                                      $'000         % of revenue
---------------------------------------------- ------------- -------------------
CEC Cellular Limited                                  8,273               98.88%
---------------------------------------------- ------------- -------------------
Beijing Xingwang Shidai Tech & Trading                   94                1.12%
Co., Ltd.
---------------------------------------------- ------------- -------------------

     Our revenues were primarily derived from two major customers. For the three months ended March 31, 2006, our revenues generated from CEC Cellular Limited
("CECM") and Beijing  Xingwang  Shidai Tech & Trading Co.,  Ltd.  ("XWSD")  were
$8,273,000 and $94,000 respectively, which representing a, 98.88% and 1.12% of the revenue respectively. The revenues generated from CECM which represented the substantial part of our revenues, was due to our strengthening of the receivables management. To reduce the credit risk on XWSD, we concentrated the products supply to CECM which has better payment record. Both CECM and XWSD are distributors and dealers in Mainland China, and their sales networks cover most of the major cities in PRC. Because of outstanding balance of Hebei Mascot
Communication Equipment Co., Ltd ("MASCOT") over our credit limit, we have frozen the trading with MASCOT until the clearance of the outstanding balance.

Other income, net

     For the three months ended March 31, 2006, other income, net was $2,000, accounted to 0.02% of the total revenues. Compared to $330,000 for the corresponding period in last year, other income,had a decrease of 99.39%, which is mainly due to an one-off royalty fee rebate in 2005.

Operating expenses

For the three  months  ended  March 31,  2006,  operating  expenses  amounted to
$7,232,000   mainly   include   sales  and  marketing   expenses,   general  and
administrative  expenses  and R & D  expenses  and  depreciation  were  shown as follows:

------------------- -------------------------- -------------------------- ---------------------
                    Three months ended March   Three months ended March   Comparison
                    31, 2006                   31, 2005
------------------- -------------------------- -------------------------- ---------------------
                       $'000     % of revenue     $'000     % of revenue     $'000           %
------------------- --------- ---------------- --------- ---------------- --------- -----------
Cost of sales          6,493           77.60%     1,188           79.20%     5,305     446.55%
------------------- --------- ---------------- --------- ---------------- --------- -----------
Sales & marketing        444            5.31%       294           19.60%       150      51.02%
------------------- --------- ---------------- --------- ---------------- --------- -----------
General & admin          189            2.26%       262           17.47%       -73     -27.86%
------------------- --------- ---------------- --------- ---------------- --------- -----------
R&D                       81            0.97%        34            2.27%        47     138.24%
------------------- --------- ---------------- --------- ---------------- --------- -----------
Depreciation              25            0.30%        26            1.73%        -1      -3.85%
------------------- --------- ---------------- --------- ---------------- --------- -----------
Total                  7,232               ii     1,804               ii     5,428     300.89%
------------------- --------- ---------------- --------- ---------------- --------- -----------

Cost of sales
-------------

     For the three months ended March 31, 2006, our cost of sales was $6,493,000, representing 77.60% of revenue. Compared to the corresponding period in 2005, the cost of sales percentage to revenues had a decrease of 1.60%. Although the keen competition lead to cut price in old products, we effectively controlled the cost of sales through the control of raw materials used and lower materials cost by negotiation with suppliers.

Sales and marketing expenses
----------------------------

     Sales and marketing expenses mainly represent remunerations for sales personnel, cost of provision for after-sales services, cost of development of market and transportation costs.

     For the three months ended March 31, 2006, sales and marketing expenses were $444,000, accounted for 5.31% of the total revenues, as compared to $294,000 and 19.6% of total revenues for the corresponding period in 2005. Sales and marketing expenses had an increase of 51.02% while its percentage represented on total revenues decreased from 19.6% to 14.29% compared to the corresponding period in 2005. This is due to the sharp increase on total revenues of 446.55% and the approximately steady absolute expense. A large portion of sales and marketing expenses was fixed expenses, such as remunerations for sales personnel, and other variable expenses were controlled effectively.

R&D expenses
------------

     The R&D expenses was $81,000 for the three months ended March 31, 2006, which represents 0.97% of total revenue, compared with $34,000 and 2.27% respectively in the same period of 2005. Compared to the period-to-period increase of R&D expenses, our sales revenues had a larger period-to-period increase, and the percentage represented in the total revenues decreased 1.30%.

     Our R&D investment would allow us to have quick response to the market change. In this quarter, we introduced newly developed models of cellular phones with innovative functions, which cater to the customers' demand, such as TDA6028, X718. We expect the investment in R&D activities will be continue throughout the rest of the year. We believe that our R&D activities will strengthen our technologies, reduce the costs of existing products and also provide future revenue streams through the launch of new innovative products.

General and administrative expenses
-----------------------------------

     General and administrative expenses primarily consist of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

     For the three months ended March 31, 2006, general and administrative expenses were $189,000, accounting for 2.26% of the total revenues, as compared to $262,000, and 17.47% of the total revenues for the corresponding period in 2005. General and administrative expenses had a sharp decrease of 27.86%. Which was mainly due to the compensation and insurance for personnel. These are fixed expenses and do not change with the variety of our revenues. Besides, and we effectively controlled other expenses by our management with the development of the Company.

Gross profit and gross profit margin

     For the three months ended March 31, 2006, our gross profit was $1,874,000, which represented an increase of 500.64% as compared to the gross profit of $312,000 in the same period in 2005. Our gross profit margin for the reporting period increased from 20.80% in 2005 to 22.40% in 2006.

     The increase in our gross profit margin under keen competition is attributable to:
1. New products with innovative functions successfully launched into the market; generally new products would have a higher profit margin;
2. Further development of the sales of CDMA product; CDMA products have gross profit margin around 23%, which is higher than our average gross profit margin;
3. We controlled usage of raw materials effectively and reduced materials cost by negotiation with suppliers, so as to control our direct cost.

Net income

     For the three months ended March 31, 2006, our net income was $1,137,000 representing 13.59% of revenue, compared to $5,000 and 0.33% of the corresponding period in 2005. The improvement of our profit is because we have successful overcome of tough operating environment in the first half of 2005.


LIQUIDITY AND SOURCE OF CAPITAL

     We generally finance our operations from cash flow generated internally.

     As of March 31, 2006,, we had current assets of $35,052,000. Current assets are mainly comprised of inventories of $4,452,000, accounts receivable of $14,366,000, trade deposits and other receivables aggregated of $14,377,000, other current assets of $969,000 and restricted cash, cash and cash equivalents of $888,000. Current liabilities included accounts payable of $7,327,000, trade deposit received of $8,519,000, accrued expenses and other accrued liabilities of $2,599,000, short-term bank loan of $991,000, due to directors of $320,000,provision for warranty of $44,000 and tax payable of $21,000.

     We offer two trading terms to our customers, i.e. cash-on-delivery and on credit term within 90 days. As of March 31, 2006, our accounts receivable were $14,366,000, compared to $12,034,000 as of December 31, 2005. We offer credit term within 90 days to our customers who had a long-term cooperation with us, such as CECM.

     As of March 31, 2006, our inventories were $4,452,000, as compared to $4,460,000 as of December 31, 2005. We have critically and regularly evaluated our inventories and provision of slow-moving inventories was made,if any ,to their estimated net realizable value.

     As of March 31, 2006, our cash and bank balances were mainly denominated in Renminbi ("RMB") and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Our activities, assets and liabilities are mainly denominated in Renminbi, any further possible inflation of Renminbi would be benefit to us. We consider that the exposure to exchange fluctuations is relatively low and therefore we have not engaged in any hedging activity.


CASH FLOWS

     As of March 31, 2006, we have the restricted cash, cash and cash equivalents of $888,000, compared to $2,974,000 as of December 31, 2005, which representing an decrease of 70.14%. It is mainly due to increase in advance to our materials suppliers and increase in accounts receivable as a result of growth in revenue during this quarter.

     Our gearing ratio, calculated as total debts over total assets, was 55.22% as of March 31, 2006, compared to 51.83% as of December 31, 2005.


CONTINGENT LIABILITIES

     As of March 31, 2006, we had not entered into any  guarantee  contracts nor
non-disclosed   contracts  which  will  affect  stockholders'  equity  or  share structure.


OFF BALANCE SHEET ARRANGEMENTS

     As of March 31, 2006, we had no off balance sheet arrangements.


CONTRACTUAL COMMITMENTS

     The Company is obligated to make future under various contracts,  including purchase and operating  leases.  The Company does not have any long-term debt or
capital  lease  obligations.   The  following  table  summarized  the  Company's
contractual obligations at March 31, 2006, reported by maturity of obligation.


                                                               Payments due by period
                                               -----------------------------------------------------
Contractual Obligations                          Total    Less than                        More than
                                                            1 year   1-3 years  3-5 years   5 years
--------------------------------               ---------  ---------  ---------  ---------  ---------
                                               $    '000  $    '000  $    '000  $    '000  $    '000

Long-term Debt Obligations
                                                     --         --         --         --         --
Capital Lease Obligations
                                                     --         --         --         --         --
Operating Lease Obligations
                                                      36         25         11        --         --
Purchase Obligations
                                                     104        104        --         --         --
Other long-term liabilities reflected on the
   registrant's balance sheet under GAAP             --         --         --         --         --

                                               ---------  ---------  ---------  ---------  ---------

Total
                                                     140        129         11        --         --
                                               =========  =========  =========  =========  =========

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

     Transactions in currencies other than the functional currency during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the combined statements of operations.

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

     The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the balance sheet date. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

     During the period, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


                          PART II --- OTHER INFORMATION

Item 1.   Legal Proceedings.

     There is no litigation pending or threatened against the Registrant, other than certain legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on the Registrant's financial condition, operating results or liquidity.

Item 1A.  Risk Factors.

          None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          (a)  None.

          (b)  None.

          (c)  None.

Item 3.   Defaults Upon Senior Securities.

          (a)  None.

          (b)  None.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                              By: /s/ Wang Xin
                                                 -------------------------------
                                                 Wang Xin
                                                 Chief Executive Officer

DATED:  May 18, 2006

Exhibit Number                         Description of Document
---------------     ------------------------------------------------------------

     31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

     31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

-------------------
* filed herewith