Form 10-Q
period 2006-06-30
Orsus Xelent Technologies Inc
filed 2006-08-21
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

                                 Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at August 14, 2006
---------------------------------------           ------------------------------
Common Stock, $.001 par value per share                 29,756,000 shares


                        PART I --- FINANCIAL INFORMATION

Item 1.       Financial Statements.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations
=======================================================================================================

                                                       (Unaudited)                  (Unaudited)
                                                   Three months ended             Six months ended
                                                         June 30,                     June 30,
                                               --------------------------    --------------------------
                                                      2006           2005           2006           2005
                                       Note        US$'000        US$'000        US$'000        US$'000

Operating revenues:                                 17,009          1,940         25,376          3,440
                                               -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales                                   14,670          1,711         21,163          2,899
    Sales and marketing                                342            407            786            701
    General and administrative                         500            307            689            569
    Research and development                            66            108            147            142
    Depreciation                                       100             49            125             75
                                               -----------    -----------    -----------    -----------
    Total operating expenses                        15,678          2,582         22,910          4,386
                                               -----------    -----------    -----------    -----------

Operating profit/(loss)                              1,331           (642)         2,466           (946)

Interest expense                                       (29)            (4)           (29)           (25)
Other income, net                                        3            122              5            452
                                               -----------    -----------    -----------    -----------

Income/(Loss) before income taxes                    1,305           (524)         2,442           (519)

Income taxes                             3            (160)          --             (160)          --
                                               -----------    -----------    -----------    -----------

Net income/(loss)                                    1,145           (524)         2,282           (519)
                                               ===========    ===========    ===========    ===========

Earnings/(Loss) per share:               2

Basic                                                 0.04          (0.02)          0.08          (0.02)
                                               ===========    ===========    ===========    ===========

Weighted average number of common stock
    outstanding                                 29,756,000     29,756,000     29,756,000     29,756,000
                                               ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Balance Sheets
==========================================================================================

                                                                      As of          As of
                                                                   June 30,   December 31,
                                                                       2006           2005
                                                        Note        US$'000        US$'000
                                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                           349          2,974
    Accounts receivable - Trade                                      20,141         12,034
    Inventories                                                       3,674          4,460
    Trade deposits paid                                               8,054         10,580
    Advance to third party                                              249           --
    Other current assets                                                153            182
                                                                -----------    -----------

    Total current assets                                             32,620         30,230

Property, plant and equipment, net                                      806            781
                                                                -----------    -----------

Total assets                                                         33,426         31,011
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                       4
    Short-term bank loans                                             2,477           --
    Accounts payable - Trade                                          9,958          7,939
    Accrued expenses and other accrued liabilities                    2,943          2,238
    Trade deposits received                                             260          5,432
    Due to directors                                      5             320            320
    Provision for warranty                                               66            122
    Taxes payable                                                       181             21
                                                                -----------    -----------

    Total current liabilities                                        16,205         16,072
                                                                -----------    -----------

Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
    Authorized: 100,000,000 shares, no shares issued
Common stock and paid-in capital, US$0.001 par value:
    Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of June 30,
    2006 and as of December 31, 2005                                     30             30
Additional paid-in capital                                            2,484          2,484
Dedicated reserves                                                    1,042          1,042
Other comprehensive income                                              349            349
Retained earnings                                                    13,316         11,034
                                                                -----------    -----------

Total stockholders' equity                                           17,221         14,939
                                                                -----------    -----------

Total liabilities and stockholders' equity                           33,426         31,011
                                                                ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------


                                                                               (Unaudited)
                                                                            Six months ended
                                                                                 June 30,
                                                                           ------------------
                                                                             2006       2005
                                                                           US$'000    US$'000
Cash flows from operating activities
Net income/(loss)                                                            2,282       (519)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
    Depreciation                                                               125         75
Changes in assets and liabilities:
    Accounts receivable -trade                                              (8,107)     2,592
    Inventories, net                                                           786        489
    Trade deposits paid                                                      2,526        376
    Other current assets                                                        29        (84)
    Trade deposits received                                                 (5,172)    (2,487)
    Accounts payable - trade                                                 2,019     (3,448)
    Provision for warranty                                                     (56)       (58)
    Accrued expenses and other accrued liabilities                             705        425
    Provision for taxation                                                     160       --
                                                                           -------    -------

Net cash used in operating activities                                       (4,703)    (2,639)
                                                                           -------    -------

Cash flows from investing activities
    Purchase of property, plant and equipment                                 (150)      (468)
    Repayment from a related company                                          --        3,319
    Advance to a director                                                     --           (6)
    Decrease in restricted cash                                               --          612
                                                                           -------    -------

Net cash (used in)/generated from investing activities                        (150)     3,457
                                                                           -------    -------

Cash flows generated from financing activities                                --
   Borrowing from bank                                                       2,477       --
   Loan to third parties                                                      (249)      --
                                                                           -------    -------

Net cash generated from financing activities                                 2,228       --
                                                                           -------    -------

Net (decrease)/increase in cash and cash equivalents                        (2,625)       818

Cash and cash equivalents, beginning of the period                           2,974        224
                                                                           -------    -------

Cash and cash equivalents, end of the period                                   349      1,042
                                                                           =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.
--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and 2005 have been prepared based upon Securities and
     Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2005 filed on April 3, 2006. The results of operations for the six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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


2.   EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the reorganization and recapitalization. The 29,756,000 shares in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented.

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

--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


3.   INCOME TAXES (CONTINUED)

     United First International Limited was incorporated in Hong Kong and has no assessable profit for the periods presented. Orsus Xeleent Trading (HK) Limited ("OXTHK") was also incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% on OXTHK's estimated assessable profits for the period. Since Beijing Orsus Xelent Technologies & Trading Co., Limited has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2005.

     Reconciliation  from the  expected  statutory  tax rate in PRC of 24%(2005:
     24%) is as follows:

                                                      (Unaudited)
                                                    Six months ended
                                                        June 30,
                                                    ------    ------
                                                     2006      2005
                                                        %         %

     Statutory rate                                   24.0      24.0
     Tax exemption                                   (15.7)     --
     Tax losses                                        0.6     (24.0)
                                                    ------    ------

                                                      --        --
                                                    ======    ======


4.   SHORT-TERM BANK LOANS

     The bank loans are repayable on January 29, 2007 and March 16, 2007 and are interest-bearing at an interest rate of 6.696% - 7.02% per annum. The bank loan amounting to USD991,000 was collateralized by personal guarantee of a director, Mr. Liu Yu, and other unrelated corporations and the remaining balance was unsecured.

5.   RELATED PARTY TRANSACTIONS

     a.   Name and relationship of related parties

          Related party       Relationship with the Company as at June 30, 2006
          -------------       -------------------------------------------------

          Mr. Wang Xin        Director and stockholder of the Company
          Mr. Liu Yu          Director and stockholder of the Company
          Mr. Wang Zhibin     Director and stockholder of the Company

--------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   RELATED PARTY TRANSACTIONS (CONTINUED)

     b.   Summary of related party balance

                                                                                    As of            As of
                                                                                 June 30,     December 31,
                                                                                     2006             2005
                                                                      Note        US$'000          US$'000
                                                                              (Unandited)
               Due to directors
               Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin            (i)            320              320
                                                                             ============     ============

               Bank loan collateralized by personal guarantee
                 of adirector
               Mr. Liu Yu                                                             991             --
                                                                             ============     ============

               Note:
               -----

          (i)  The amounts are unsecured, interest-free and repayable on demand.














--------------------------------------------------------------------------------

Item 2.   Managements' Discussion and Analysis or Plan of Operations

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

     On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc. The Company's OTC Bulletin Board symbol is ORXT and its CUSIP Number is 68749U106.

     In July, 2005,a wholly owned subsidiary, namely Orsus Xelent Trading (HK) Company Limited ("OXHK") was incorporated in Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People's Republic of China (the "PRC").

     The business operation of UFIL are conducted through its wholly-owned subsidiary, Xelent, which is also commonly called "Orsus Cellular" within the cellular phone industry . Xelent has been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered "ORSUS" with the PRC State Administration for Industry and Commerce as its product trademark. The cellular phone products produced by Xelent are customarily equipped with leading features including 1.8-inch to 2.2-inch CSTN or TFT dual-color display, 1 to 120-minute video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent sold approximately 240,000 cellular phones in the PRC in 2005.

     According to a research conducted by the PRC Ministry of Information Industry, new cellular phone users in the PRC increased by 58 million in 2005, with total consumers reaching 393 million during that year. Currently, the PRC has the largest number of cellular phone users in the world. The penetration rate for cellular phones in the PRC was approximately 30% in 2005. The number of cellular phone users is expected to reach 500 million by the year-end 2007. The cellular phone market in the PRC is expected to reach $120 billion by the year end of 2006 according to the PRC Ministry of Information Industry.

     On February 26, 2006, the TDS-CDMA technology standard was officially announced as the 3G (Third Generation) technology standard in the PRC. Xelent is planning to introduce into the market a series of advanced cellular phones incorporating the new 3G technology by the end of calendar year 2006.

BUSINESS REVIEW

     The respective market shares of domestic PRC cellular phone manufacturers decreased in the first quarter of 2006. The primary cause of this decrease was increased competition among domestic and overseas manufacturers. Advancements in technology prompted foreign cellular phone manufacturers to speed up the rollout of new products. Also, foreign cellular phone manufacturers offered price reductions to promote and clear their inventories of older products. This increase in competition was compounded by the continuing proliferation of counterfeit and "black market" cell phones in the PRC, which impacted sales of cellular phone products by legitimate manufacturers such as Xelent.

     By the second quarter of 2006, most of the domestic PRC cellular phone manufacturers had adjusted to the increased competition by improving the quality of the products and accelerating the pace of new product rollouts. These manufacturers are creating better efficiency by introducing products designed for the local market and better using their supply chain. As a result, they have adapted to the rapidly changing market in the PRC and regained in the second quarter of 2006 some of the market share they lost in the first quarter. Additionally, they are beginning to make a stronger move into the overseas market to broaden their sales and increase their revenues.

     It is anticipated that both the domestic and multinational cellular phones manufacturers will begin to launch their own 3G mobile products into the PRC market by the end of 2006. We have commenced the development of our own 3G cellular phone products, which are based in part on our 2G and 2.5G cellular technologies and our 3G solutions provided to chip providers for TDS-CDMA, WCDMA and CDMA2000 technologies. These products will include a 3G PCBA (which is a 3G technologies development platform) and 3G cellular phone incorporating the technology in the 3G PCBA. We expect to introduce these products by the end of 2006. We are planning to join the TDS-CDMA Industry League later in 2006, which is expected to increase the chances of our receiving a 3G manufacturer's license from the PRC government in 2007.

     Due to the changes in the Chinese Wireless market, we adopted a new strategy in the first half of 2006 to directly develop products for the mobile telephone carriers in China. Because of the requirements of the mobile telephone carriers, this resulted in the expansion in the sales volume of CDMA products. In the second quarter, our sales grew 80% as compared to the first quarter. In the second quarter, our mid-level and low-end products, with the functions such as MP3, MEPG4, camera and support outer storage card strongly influenced the cellular phone market in the PRC. Demand for our cellular phone products has increased as a result of the correct positioning of our products for the market as will as the overall reduction in the GSM charges of PRC telecommunication providers, which caused an increase in the number of new cellular phone subscribers.

     In the oversea market, domestic PRC cellular phone manufacturers have a significant competitive advantage. Our investment in R&D is beginning to pay off. In addition, as the cellular phone industry matures, our supply and production chain has become more efficient. As a result of low production costs in the PRC, quick response to changing market conditions and better price and quality, the domestic PRC cellular phone products are at a competitive edge in the international market, particularly in South Asia, Africa, the Middle East and South America. 50% of our revenues in the second quarter of 2006 were generated from the overseas customers and were a significant contribution to our growth in the revenues in the quarter.


     The following table summarizes our operation result for the six months ended June 30, 2006 and 2005, respectively:

---------------------------- --------------------------- --------------------------- ----------------------
                              Six months ended June 30,   Six months ended June 30,        Comparison
                                          2006                        2005
---------------------------- --------------------------- --------------------------- ----------------------
                                $' 000     % of revenue     $' 000     % of revenue      $'000           %
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Revenues                        25,376          100.00%      3,440        100.00%ii     21,936     637.67%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Cost of sales                   21,163           83.40%      2,899           84.27%     18,264     630.01%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Sales & Marketing expenses         786            3.10%        701           20.38%         85      12.13%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
General & Admin expenses           689            2.72%        569           16.54%        120      21.09%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
R&D expenses                       147            0.58%        142            4.13%          5       3.52%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Depreciation & Amortization        125            0.49%         75            2.18%         50      66.67%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Interest expenses                   29            0.11%         25            0.73%          4      16.00%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Other income, net                    5            0.02%        452           13.14%       -447     -98.89%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Income (loss) before tax         2,442            9.62%      (519)          -15.09%      2,961     570.52%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Income taxes                       160            0.63%          0            0.00%        160       0.00%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Net income (loss)                2,282            8.99%      (519)          -15.09%      2,801     539.69%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------


     The following table summarizes our operation result for the Three months ended June 30, 2006 and 2005, respectively:

---------------------------- --------------------------- --------------------------- ----------------------
                             Three months ended June 30, Three months ended June 30,       Comparison
                                         2006                        2005
---------------------------- --------------------------- --------------------------- ----------------------
                                $' 000     % of revenue     $' 000     % of revenue      $'000           %
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Revenues                        17,009          100.00%      1,940          100.00%     15,069     776.75%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Cost of sales                   14,670           86.25%      1,711           88.20%     12,959     757.39%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Sales & Marketing expenses         342            2.02%        407           20.98%        -65     -15.97%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
General & Admin expenses           500            2.94%        307           15.82%        193      62.87%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
R&D expenses                        66            0.39%        108            5.57%        -42     -38.89%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Depreciation & Amortization        100            0.59%         49            2.53%         51     104.08%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Interest expenses                   29            0.17%          4            0.21%         25     625.00%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Other income, net                    3            0.02%        122            6.29%       -119     -97.54%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Income (loss) before tax         1,305            7.67%      (524)           27.01%      1,829     349.05%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Income taxes                       160            0.94%                       0.00%        160       0.00%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Net income (loss)                1,145            6.73%      (524)          -27.01%      1,669     318.51%
---------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------

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

RESULTS OF OPERATION

Revenues

     Our revenues were $25,376,000 for the six months ended June 30, 2006, representing a sharp increase of 637.67% as compared to the same period in 2005, and $17,009,000 for the three months ended June 2006, represent a sharp increase of 776.75% as compared to the same period in 2005. After going through a reformation environment in the cellular phone market in the first half year of 2005, we adjusted our business model, our market position and strategy, improved our technologies and the quality of products, in terms of function and appearance. We believe that we are not in a much better position to deal with the rapidly changing and competitive market for cellular phone products and that we are better prepared to take advantage of a rejuvenated cellular phone market which has resulted from the reduction in the monthly fee charged by telecommunication providers in this quarter.

     Our mid-level and low-end products come with a number of attractive features, such as MP3, MPEG4, video recording and outer card storage. In addition to those features, our high-end products contain PDA, GPRS and office software function, special industry applications and other attractive features and functions. The appearance of all our products are in line with the latest trends, including being ultra slim and containing a wide use of metals, and they seem to be just what the market wants at this time.

     We are finding success in developing the overseas market for our cellular phone products. This is evidenced by the fact that 50% of our total revenues in the second quarter of 2006 were attributable to our overseas market, and 32% of our total revenues in the first half of 2006.

Products Segment
----------------

----------------------------- --------------------------------------------------
                                        Six months ended June 30, 2006
                              --------------------------------------------------
                                         $'000                 % of revenue
----------------------------- --------------------------- ----------------------
X5                                       6,157                    24.26%
----------------------------- --------------------------- ----------------------
TDA6028                                  2,250                    8.87%
----------------------------- --------------------------- ----------------------
X188 (9900)                              2,504                    9.87%
----------------------------- --------------------------- ----------------------
X5+                                      2,011                    7.93%
----------------------------- --------------------------- ----------------------
X3                                       1,800                    7.09%
----------------------------- --------------------------- ----------------------
C100                                     1,887                    7.43%
----------------------------- --------------------------- ----------------------
C109                                     2,446                    9.64%
----------------------------- --------------------------- ----------------------
X718                                     1,667                    6.57%
----------------------------- --------------------------- ----------------------
Others                                   4,654                   18.34%
----------------------------- --------------------------- ----------------------

     The total revenues for the first half of 2006 amounted to $25,376,000, of which the sale of GSM products in the first half of 2006 accounted for $18,794,000, or 74.06%, of our total income. A large part of the revenues generated during the second quarter of 2006 were attributable to the reduction in the monthly fee charged by the PRC telecommunications providers and sales orders generated by overseas customers. The GSM products included X5 ($6,157,000), X188 ($2,504,000), X5+ (2,011,000), X3 ($1,887,000) and X718
($1,667,000). The sales of CDMA products accounted for $6,582,000, or 25.94%, of total revenues. The CDMA products was mainly sold in the first quarter of this year, which included C109 ($2,446,000), TDA6028 ($2,250,000), C100 ($1,887,000).

     All of our products are purchased from three suppliers, namely Tian Feng Ju Yuan Technology Company Limited, Fu Song Technology & Development Company Limited and China Electronic Apparatus Company. The trading products included X5 (ultra thin with MP3, MP4, Camera, T-Flash Card), X188 (Low-end product with MP3, MEPG4, MINI SD support functions), X5+ (ultra thin, MP3, MEPG4, Camera, T-Flash Card), TDA6028 (a high-end cellular phone with PDA, GPRS, 2.8-inch TFT LCD handwriting touch screen, finger print identification, MPEG4, extended scanner, RFID and WIFI functions), X718 (a cellular phone with MPEG4, external memory card support function in a super-slim case) and D9000 (a low-end product with PDA function). Additionally, the CDMA products C100 and C109 were developed through the cooperation with Dalian Daxian Communication Company Limited. Sales of CDMA products in the second quarter of 2006 generated revenues of $1,374,000 as compared with no sales of CDMA products in the second quarter of 2005.

     The increase of the revenue is attributed to: (1 ) the launch of our ultra-thin, slim bar models which are currently in demand by the market; (2) our continuing development of overseas customers with domestic PRC cellular phone products with reasonable quality and low costs; and (3) a wide variety of cellular phone products that meet different levels consumer demands.

Customers Segment
-----------------

------------------------------------------------- ------------------------------
                                                  Six months ended June 30, 2006
                                                  ------------------------------
                                                     $'000       % of revenue
------------------------------------------------- ----------- ------------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.     8,795          34.66%
------------------------------------------------- ----------- ------------------
CEC Cellular Limited                                 8,265          32.57%
------------------------------------------------- ----------- ------------------
Singapore ST                                         6,124          24.13%
------------------------------------------------- ----------- ------------------
Singapore CEO                                        2,000           7.88%
------------------------------------------------- ----------- ------------------

     Our revenues were primarily derived from two major domestic customers. For the six months ended June 30, 2006, our revenues generated from Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD") and CEC Cellular Limited ("CECM") were $8,795,000 and $8,265,000, respectively. These two major domestic customers aggregated to account for $17,060,000, or 67.23%, of total revenue. Both XWSD and CECM are distributors and dealers in Mainland China, and their sales networks cover most of the major cities in the PRC. Due to an outstanding balance of Hebei Mascot Communication Equipment Co., Ltd ("MASCOT") over our credit limit, we have terminated the business with MASCOT until the repayment of the outstanding balance. In the overseas market, we have secured two new Singapore customers, which are ST Electronics (Info-Software Systems) Pte Ltd. and Chartered Electro-Optics Pte Ltd. The revenues attributed from these two companies were $8,124,000, or 32.01%, of the total revenue. Although the profit margin of the overseas sales are generally lower than the domestic sales, we still believe the development of overseas customers is necessary for our further development in order to broaden our customer base. We anticipate that our overseas business will continue to develop steadily in the future, especially since our products have a competitive advantage in term of quality and price..

Other net income

     For the six months ended June 30, 2006, other net income was $5,000, or 0.02%, of the total revenue. This constituted a 98.89% reduction from the $452,000 of other net income in the same period of last year, this reduction was attributable to the fact that no toll free income was earned from cooperative partners in 2006 because our cooperative partners changed their toll free policy.

Operating expenses

     For the six months ended June 30, 2006, our operating expenses amounting to $22,910,000, which was and increase of 422.34% as compared with the same period in 2005. This increase was mainly due to the substantial increase in revenue for the period. A proportional amount of the costs we incurred related to the increase in revenue. The operating expenses mainly includes sales and marketing expenses, general and administrative expenses and R & D expenses and depreciation were shown as follows:


------------------------ --------------------------- -------------------------- ----------------------
                          Six months ended June 30,   Six months ended June 30,       Comparison
                                     2006                        2005
------------------------ --------------------------- -------------------------- ----------------------
                             $'000     % of revenue     $'000     % of revenue      $'000           %
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------
Cost of sales               21,163           83.40%     2,899           84.27%     18,264     630.01%
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------
Sales & marketing exp.         786            3.10%       701           20.38%         85      12.13%
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------
General & admin. exp.          689            2.71%       569           16.54%        120      21.09%
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------
R&D                            147            0.58%       142            4.13%          5       3.52%
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------
Depreciation                   125            0.49%        75            2.18%         50      66.67%
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------
Total                       22,910               ii     4,386               ii     18,524     422.34%
------------------------ ---------- ---------------- --------- ---------------- ---------- -----------

     For the three months ended June 30, 2006, the operating  expenses increased
507.20%, caused by the substantial increase in revenue, as compared to the second quarter of 2005.

------------------------- --------------------------- --------------------------- ----------------------
                          Three months ended June 30, Three months ended June 30,       Comparison
                                      2006                        2005
------------------------- --------------------------- --------------------------- ----------------------
                              $'000     % of revenue      $'000     % of revenue      $'000           %
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Cost of sales                14,670           86.25%      1,711           88.20%     12,959     757.39%
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Sales & marketing. exp.         342            2.01%        407           20.98%        -65     -15.97%
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
General & admin. exp.           500            2.94%        307           15.82%        193      62.87%
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
R&D                              66            0.39%        108            5.57%        -42     -38.89%
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Depreciation                    100            0.59%         49            2.53%         51     104.08%
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------
Total                        15,678                       2,582                      13,096     507.20%
------------------------- ---------- ---------------- ---------- ---------------- ---------- -----------

Cost of sales
-------------

     For the six months ended June 30, 2006, our cost of sales was $21,163,000, or 83.40%, of revenue. When compared to 84.27% for the corresponding period in 2005, this was a decrease of 0.87%. For the three months ended June 30, 2006, our cost of sales increased to $14,670,000 from $1,711,000 in the second quarter of 2005. In the second quarter of this year, there was a provision for slow moving stock amounting to $142,000. Other than the factor of provision for stock, the percentage of cost of sales to total revenues dropped to 85.41% in the second quarter of 2006, which amounted to a 7.81% increase when comparing to 77.60% in the first quarter of 2006. The increase in Cost of Sales as a percentage for the comparable period was caused by an increase in overseas sales which carry smaller or lower margins as compared to our domestic Chinese sales. This is caused because overseas sales have no after market sale or warranty service provisions.

Sales and marketing expenses
----------------------------

     Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

     For the six months ended June 30, 2006, sales and marketing expenses were $786,000, or 3.10%, of the total revenues, as compared to $701,000, or 20.38%, of total revenues for the corresponding period in 2005, the sales and marketing expenses had an increase of 12.13% for the six months ended June 2006. This constituted a decrease of 17.28% as compared to the corresponding period in 2005. This decrease was due to the sharp increase in our total revenues of 637.67%. A large portion of sales and marketing expenses were fixed expenses, such as payments made to sales personnel, which did not fluctuate in relation to our revenues. For the three months ended June 30, 2006, sales and marketing expenses were reduced to $342,000 from $407,000, representing a 15.97% decrease. In the second quarter of 2006, we laid off some redundant staff as a result of the changes in our business strategies. The reduction in the payments made to personnel was slightly offset by increased marketing expenses for the overseas sales incurred in the second quarter of 2006.

R&D expenses
------------

     Our R&D expenses were $147,000 for the six months ended June 30, 2006, which represents 0.58% of total revenue as compared with $142,000 and 4.13% respectively in the same period of 2005. This decrease of 3.52% is due in substantial part to an increase in our sales revenues in 2006. In fact there have been no material changes in the total amount of the R&D expenses incurred in both 2006 and 2005.

General and administrative expenses
-----------------------------------

     General and administrative expenses primarily consist of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

     For the three months ended June 30, 2006, general and administrative expenses increased to $500,000 from $307,000 in the same period of last year. Included in general and administrative expenses in the second quarter of 2006, was a provision for doubtful accounts amounting to $310,000, due primarily to the uncertainty of long outstanding account receivables and trade deposits. Except for the provision for doubtful accounts, the general and administrative expenses were $190,000, which represented a 38.11% decrease as compared to the second quarter of 2005. The decrease in the expenses was mainly due to the fact that we laid off redundant personnel. Since the second half year of 2005, we have adjusted our business strategy, and this resulted in the redundant personnel. We incurred some one-time compensation expenses as a result, while the ordinary staff costs, including the wages and insurance for personnel, decreased in relation to the decrease in the numbers of staff.

     For the six months ended June 30, 2006, general and administrative expenses were $689,000, or 2.72%, of total revenues, as compared to $569,000, or 16.54%, of total revenues for the corresponding period in 2005. General and administrative expenses increased by $120,000 due mainly to the provision for doubtful accounts amounting to $310,000. If the provision for doubtful accounts is excluded, the ordinary general and administrative expenses were $379,000, or a decrease of 33.39% as compared to the same period in 2005. This decline in expenses was mainly due to personnel layoffs.

Gross profit and gross profit margin

     For the three months ended June 30, 2006, our gross profit was $2,339,000, which represented an 900% increase as compared to the gross profit of $229,000 in the same period in 2005. Our gross profit margin for the reporting period increased from 11.80% in 2005 to 13.75% in 2006. Included in the cost of sales in 2006 was a provision for slowing moving inventory amounting to $142,000. Other than the factors of provision for slow moving inventory, the gross profit margin would have been 14.59% in the second quarter of 2006. For the six months ended June 30, 2006, our gross profit was $4,213,000, representing an 700% increase as compared to $541,000 in the same period in 2005. Our gross profit margin for the first half of 2006 increased to 16.60% from 15.73% in 2005. Except for the provision for slowing moving stock amounting to $142,000, the gross profit margin would have been 17.16% in the first half of 2006. This slight increase in the gross profit margin was caused by economies of scale because of the large increase in revenue and cost of sales. We were able to create efficiencies and to decrease component costs with suppliers because of the large increases in purchases to meet the increased demand in 2006 as compared to 2005.

     Except for the effect of the provision for slow moving inventory, the gross profit margin would have been 14.59% in the second quarter of 2006, as compared to 22.40% in the first quarter of 2006, representing a 7.81% decline. The decline in our gross profit margin is attributable to:

1. The gross profit of overseas trade being relatively low. We have continued to develop our overseas customers since the second quarter of 2006, and the overseas sales accounted for more than 50% of the total sales in the second quarter of 2006. At the beginning stage of the development of overseas customers, the price of our products was designed to be very favorable and attractive to our customers, Also, there is no more after sales and warranty service meaning the margin of the overseas sales generally was lower than domestic sales;

2. The gross profit margin of trade sales is relatively low, ranging from 12% to 16%, and is continuing to decline as a result of competitive factors; and

3. More low-end products at low gross profit margin were sold out in domestic market.

Net income

     For the three months ended June 30, 2006, our net income was $1,145,000, as compared with net loss of $524,000 in the same period of 2005. For the six months ended June 30, 2006, our net income was $2,282,000, or 8.99%, of revenue as compared with a net loss of $519,000 for the corresponding period in 2005. The improvement in our net profit is due primarily to the fact that we have been successful in overcoming a difficult operating environment in the first half year of 2005. In the second quarter of 2006, provisions for doubtful accounts and slow moving inventory amounted to $452,000 in the aggregate. Except for these provisions, our ordinary net income was 2,734,000, or 10.77%, of the net income for the six months period and 1,597,000, or 9.39%, of net income in the second quarter of 2006. The growth of sales and the development in oversea customers played an important part in the increase in our net income.

     Although our net income has increased in this quarter, the increase is still slightly below our expectation. The reason, even excluding the provisions to doubtful debts and inventories amounting to $452,000 in the aggregate, is mainly due to the increase in marketing expenses incurred in connection with the development of our overseas marketing operation in this quarter. We believe the development of an overseas market will be beneficial to us in long-term and we expect that marketing expenses incurred in developing that market will continue to increase during the remainder of 2006.

     We expect that the competition in the cellular phone market will be remain intense in the PRC for the foreseeable furture. Fortunately, as a result in the change of our business strategy, we anticipate that the market will move towards healthier development and a more favorable environment for domestic legitimate manufacturers such as Xelent. In the future, we will continue to develop our overseas operations with the objective of establishing a more diversified revenue base, fostering closer cooperation with telecommunication providers and making an determined effort top collect our long outstanding trade receivables and trade deposits and reduce our inventory level.

LIQUIDITY AND SOURCE OF CAPITAL

     We generally finance our operations from cash flow generated internally.

     As of June 30, 2006, we had current assets of $32,620,000. Current assets are mainly comprised of inventory of $3,674,000, accounts receivable of $20,141,000, trade deposits and other receivables aggregated of $8,054,000, other current assets of $402,000, and restricted cash, cash and cash equivalents of $349,000. Current liabilities included accounts payable of $9,958,000, trade deposit received of $260,000, other accrued expenses and accrued liabilities of $2,943,000, short-term bank loan of $2,477,000, amounts due to directors of $320,000, provision for warranty of $66,000 and tax payable of $181,000.

     We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 90 days. As of June 30, 2006, our accounts receivable was $17,009,000 and grew to 67.37%, as compared to $12,034,000 as of December 31, 2005, which was caused by the substantial increase in revenue for the comparable period. As of June 30, 2006, these receivables all remain within our approved credit terms. We have taken steps to control credit extended to our major customers and we review their outstanding balances regularly. To reduce further risk exposure, we may in the future terminate our supply of products to those customers if the credit limit is reached.

     As of June 30, 2006, our inventories were $3,674,000, representing a decrease of 17.62%, as compared to $4,460,000 as of December 31, 2005.This decrease was due in large part to our use of old materials during the production of our older models, particularly in the overseas market. In addition, our newly developed products do not require us to carry larger inventories because the component parts are readily available. We have critically and regularly evaluated our inventory and a provision for slow-moving inventory was made. A total of $518,000 was made in the first half of 2006 as a provision for slow moving inventory, of which $142,000 was made in the second quarter of 2006.

     As of June 30, 2006, our cash and bank balances were mainly denominated in Renminbi ("RMB") and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Our activities, assets and liabilities are mainly denominated in Renminbi, any further possible inflation of Renminbi would be beneficial to us. We consider that the exposure to exchange fluctuations is relatively low and therefore we have not engaged in any hedging activity.

CASH FLOWS

     As of June 30, 2006, we have the cash and cash equivalents of $349,000 as compared to $2,974,000 as of December 31, 2005, representing a decrease of $2,625,000, or 88.26%. This decrease is mainly due to $8,107,000 increase in the account receivables resulting from the growth in the revenues in the second quarter of 2006. Additional current capital will be required for the development of new business, such as overseas customers.

     Our gearing ratio, calculated as total debts over total assets, was 48.48% as of June 30, 2006, as compared to 51.83% as of December 31, 2005.

CONTINGENT LIABILITIES

     As of June 30, 2006,  we had not entered into any  guarantee  contracts nor
non-disclosed   contracts  which  will  affect  stockholders'  equity  or  share structure.

OFF BALANCE SHEET ARRANGEMENTS

     As of June 30, 2006, we had no off balance sheet arrangements.


CONTRACTUAL COMMITMENTS

     We are obligated to make future payments under various contracts, including purchase and operating  leases.  The Company does not have any long-term debt or
capital  lease  obligations.   The  following  table  summarized  the  Company's
contractual obligations at June 30, 2006, reported by maturity of obligation.


                                                              Payments due by period
                                               -----------------------------------------------------
                                                 Total    Less than  1-3 years  3-5 years  More than
Contractual Obligations                                     1 year                          5 years
--------------------------------               ---------  ---------  ---------  ---------  ---------
                                               $    '000  $    '000  $    '000  $    '000  $    '000

Long-term Debt Obligations
                                                   2,477      2,477       --         --         --
Capital Lease Obligations
                                                    --         --         --         --         --
Operating Lease Obligations
                                                      42         37          5       --         --
Purchase Obligations
                                                     124        124                  --         --
Other long-term liabilities reflected on the
   registrant's balance sheet under GAAP            --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------

Total
                                                   2,643      2,638          5       --         --
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

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                 By: /s/ Wang Xin
                                                    ----------------------------
                                                    Wang Xin
                                                    Chief Executive Officer

DATED:  August 21, 2006

Exhibit
Number                             Description of Document
------------   -----------------------------------------------------------------

    31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

    31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

---------------------
* filed herewith