Form 10-Q
period 2006-09-30
Orsus Xelent Technologies Inc
filed 2006-11-14
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at November 10, 2006
---------------------------------------         --------------------------------
Common Stock, $.001 par value per share                  29,756,000 shares


                        PART I --- FINANCIAL INFORMATION

Item 1.       Financial Statements.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------


                                                      (Unaudited)                   (Unaudited)
                                                  Three months ended             Nine months ended
                                                     September 30,                  September 30,
                                              --------------------------    --------------------------
                                                  2006           2005           2006           2005
                                        Note      US$'000        US$'000        US$'000        US$'000

Operating revenues:                                20,525         13,164         45,901         16,604
                                              -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales                                  16,716         10,358         37,879         13,257
    Sales and marketing                               140            430            926          1,131
    General and administrative                      1,194            200          1,883            769
    Research and development                           40            195            187            337
    Depreciation                                       24             89            149            164
                                              -----------    -----------    -----------    -----------
    Total operating expenses                       18,114         11,272         41,024         15,658
                                              -----------    -----------    -----------    -----------

Operating profit                                    2,411          1,892          4,877            946

Interest expense                                      (41)          --              (70)           (25)
Other income, net                                      (4)            89              1            541
                                              -----------    -----------    -----------    -----------

Income before income taxes                          2,366          1,981          4,808          1,462

Income taxes                             3           --              (23)          (160)           (23)
                                              -----------    -----------    -----------    -----------

Net income                                          2,366          1,958          4,648          1,439

Other comprehensive income                           --             --             --             --
                                              -----------    -----------    -----------    -----------

                                                    2,366          1,958          4,648          1,439
                                              ===========    ===========    ===========    ===========

Earnings per share:                      2

Basic                                                0.08           0.07           0.16           0.05
                                              ===========    ===========    ===========    ===========

Weighted average number of common stock
    outstanding                                29,756,000     29,756,000     29,756,000     29,756,000
                                              ===========    ===========    ===========    ===========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.
------------------------------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------

                                                                            As of           As of
                                                                        September 30,   December 31,
                                                                            2006            2005
                                                                 Note      US$'000         US$'000
                                                                         (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                                      88           2,974
    Accounts receivable, net of allowance for doubtful accounts
        of $555,000 ($149,000 in 2005)                                         31,527          12,034
    Inventories                                                                 2,361           4,460
    Trade deposits paid                                                         3,112          10,580
    Advance to third party                                                        125            --
    Other current assets                                                          125             182
                                                                        -------------   -------------

    Total current assets                                                       37,338          30,230

Property, plant and equipment, net                                4               782             781
                                                                        -------------   -------------

Total assets                                                                   38,120          31,011
                                                                        =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term bank loan                                          5             2,477            --
    Accounts payable - Trade                                                   11,764           7,939
    Accrued expenses and other accrued liabilities                              3,474           2,238
    Trade deposits received                                                       260           5,432
    Due to directors                                              6               320             320
    Provision for warranty                                                         57             122
    Taxes payable                                                                 181              21
                                                                        -------------   -------------

    Total current liabilities                                                  18,533          16,072
                                                                        -------------   -------------

Commitments and contingencies

Stockholders' equity Preferred stock, US$0.001 par value:
    Authorized: 100,000,000 shares, no shares issued
Common stock and paid-in capital, US$0.001 par value:
    Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of September
    30, 2006 and as of December 31, 2005                                           30              30
Additional paid-in capital                                                      2,484           2,484
Dedicated reserves                                                              1,042           1,042
Other comprehensive income                                                        349             349
Retained earnings                                                              15,682          11,034
                                                                        -------------   -------------

Total stockholders' equity                                                     19,587          14,939
                                                                        -------------   -------------

Total liabilities and stockholders' equity                                     38,120          31,011
                                                                        =============   =============


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.
-----------------------------------------------------------------------------------------------------


Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------


                                                                        (Unaudited)
                                                                    Nine months ended
                                                                       September 30,
                                                                    ------------------
                                                                      2006       2005
                                                                    US$'000    US$'000
Cash flows from operating activities
Net income                                                            4,648      1,462
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                        149        164
Changes in assets and liabilities:
    Accounts receivable -trade                                      (19,493)    (1,895)
    Inventories, net                                                  2,099      1,215
    Trade deposits paid                                               7,468       (207)
    Other current assets                                                 57       (142)
    Trade deposits received                                          (5,172)       419
    Accounts payable - trade                                          3,825     (2,786)
    Provision for warranty                                              (65)       (94)
    Accrued expenses and other accrued liabilities                    1,236        930
    Provision for taxation                                              160       --
                                                                    -------    -------

Net cash used in operating activities                                (5,088)      (934)
                                                                    -------    -------

Cash flows from investing activities
    Purchase of property, plant and equipment                          (150)      (579)
    Repayment from a related company                                   --        3,319
    Advance to a director                                              --           (6)
    Decrease in restricted cash                                        --          710
    Loan to third parties                                              (125)      --
                                                                    -------    -------

Net cash (used in) / generated from investing activities               (275)     3,444
                                                                    -------    -------

Cash flows generated from financing activities
   Borrowing from bank                                                2,477       --
                                                                    -------    -------

Net cash generation from financing activities                         2,477       --
                                                                    -------    -------

Net (decrease) / increase in cash and cash equivalents               (2,886)     2,510

Cash and cash equivalents, beginning of the period                    2,974        224
                                                                    -------    -------

Cash and cash equivalents, end of the period                             88      2,734
                                                                    =======    =======

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.
--------------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and 2005 have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2005 filed on April 3, 2006. The balance sheet as of December 31, 2005 and the related notes are derived from the audited financial statements of the Company for the year ended December 31, 2005. The results of operations for the nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

     United First International Limited was incorporated in Hong Kong and has no assessable profit for the periods presented. Orsus Xeleent Trading (HK) Limited ("OXTHK") was also incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% on OXTHK's estimated assessable profits for the period. Since Beijing Orsus Xeleent Technologies & Trading Co., Limited has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2005.

     Reconciliation  from the expected  statutory  tax rate in PRC of 24% (2005:
     24%) is as follows:

                                                                (Unaudited)
                                                            Nine months ended
                                                               September 30,
                                                            ------------------
                                                               2006       2005
                                                                  %          %

     Statutory rate                                            24.0       24.0
     Difference in tax rates in the countries that the
        Company operates                                       (1.0)      (0.6)
     Tax exemption                                            (22.3)     (22.7)
     Others                                                     2.6        0.9
                                                            -------    -------

     Effective tax rate                                         3.3        1.6
                                                            =======    =======




--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


4.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows:

                                         As of             As of
                                     September 30,      December 31,
                                         2006              2005
                                       US$'000           US$'000
                                      (Unandited)

          Moulds                              1,384             1,239
          Leasehold improvement                 112               112
          Plant and machinery                  --                  14
          Office equipment                      275               255
          Motor vehicles                         86                86
                                     --------------    --------------
                                              1,857             1,706

          Accumulated depreciation           (1,075)             (925)
                                     --------------    --------------

                                                782               781
                                     ==============    ==============


5.   SHORT-TERM BANK LOAN

     The bank loan was guaranteed by the director, Mr. Liu Yu, repayable on January 29, 2007 at interest rate 6.696% - 7.02% per annum.


6.   RELATED PARTY TRANSACTIONS

     a.   Name and relationship of related parties

        Related party     Relationship with the Company as at September 30, 2006
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




--------------------------------------------------------------------------------

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   RELATED PARTY TRANSACTIONS (CONTINUED)

     b.   Summary of related party balances

                                                                  As of            As of
                                                              September 30,    December 31,
                                                                  2006             2005
                                                        Note     US$'000          US$'000
                                                               (Unandited)

          Due to directors
          Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin   (i)            320              320
                                                              =============    =============

          Bank loan guaranteed by a director
          Mr. Liu Yu                                                    991             --
                                                              =============    =============

          Note:

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

     On February 26, 2006, the TDS-CDMA technology standard was officially announced as the 3G (Third Generation) technology standard in the PRC. However, sales of products incorporating the 3G has not developed as rapidly as generally anticipated (it was that 3G network construction and issuance of 3G licenses would be approved by the end of 2006). Although the granting of 3G licenses has been delayed until the middle of 2007, once introduction to the market of products utilizing the 3G technology is commenced, Xelent should be in a good position to take advantage of this business opportunity.. We have commenced the development of our owned 3G cellular phone products, including 3G PCBA (3G technologies platform) and cellular phones with 3G PCBA, based on our existing 2G and 2.5G cellular technologies and cooperation with our 3G solution and chips providers. Additionally, we are planning to join into the TDS-CDMA Industry League, and we are working toward the granting of 3G cellular phones manufacturing licenses from the PRC government in 2007.

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

     By the second quarter of 2006, most of the domestic PRC cellular phone manufacturers had adjusted their strategy to increase the competition by price cutting, improving the quality of the products and accelerating the pace of new product rollouts. These manufacturers are creating better efficiency by introducing products designed for the local market and better using their supply chain. As a result, they have adapted to the rapidly changing market in the PRC and regained in the second quarter of 2006 some of the market share they lost in the first quarter. Additionally, they are beginning to make a stronger move into the overseas market to broaden their sales and increase their revenues.

     According to our market research, the market of cellular phones equipped with specialized applications for specific industry users has been developed rapidly in the PRC. These products are custom designed and equipped with specialized applications and software to meet the special requirements of users in various specialized industries. In the third quarter of this year, we entered into an Intent of Cooperation Agreement with a software development provider to assist us in meeting the need for these customized cellular phones. The software company developed specialized software to support an application platform called the Industry & Commerce Law-Enforcement Platform ("ICEP"). The ICEP platform uses the CDMA 1X wireless data networks of the PRC to integrate commercial and government information resources. This includes a customized digital administration system for State Administration for Industry & Commerce ("SAIC") of the PRC that provides easy access by SAIC's professional law-enforcement teams. It provides technical support for SAIC officials to conduct mobile law-enforcement and food-safety monitoring. The public can also access business information through the ICEP. We anticipate that business relating to our specialized application cellular phone devices will grow rapidly as a consequence of our cooperation with the software development company, the PRC and SAIC, and that this could provide us a considerable advantage as we look to broaden our presence in the larger commercial markets.

BUSINESS REVIEW

     During the third quarter of 2006, we adopted a strategy of customization to meet the requirements of our telecommunication operator customers. Sales of our CDMA products contributed approximately 50% of total revenues in the quarter, compared to 25.94% of total revenues for the six moths ended June 2006. This significant increase in sales of our CDMA products was responsible for a 20% growth in revenues in this third quarter as compared to the second quarter.

     Demand for our cellular phone products has increased as a result of the correct positioning of our products to meet the needs of the mid-level and low-end markets in the PRC. Our mid-level and low-end products are all equipped with a number of attractive features, such as MP3, MEPG4, camera and support outer card storage card. Also, the overall reduction in the GSM charges of PRC telecommunication providers, which caused an increase in the number of new cellular phone subscribers, also enhanced the demand of new cellular phones. After reduction of inventories by price cutting from domestic manufacturers in the second quarter, the profit margin of domestic cellular phones manufacturers, including Xelent, in the third quarter was comparable to profit margins in the first quarter of 2006. We expect this trend to continue and we are, therefore, optimistic with respect to our profits for the fourth quarter.


     The following table summarizes our operating result for the nine months ended September 30, 2006 and 2005, respectively:

----------------------------- ------------------------------ ------------------------------ ---------------------------
                                    Nine months  ended             Nine months  ended               Comparison
                                    September 30, 2006             September 30, 2005
----------------------------- ------------------------------ ------------------------------ ---------------------------
                                    $' 000     % of revenue       $' 000      % of revenue        $'000              %
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Revenues                            45,901                        16,604                         29,297        176.45%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Cost of sales                       37,879           82.52%       13,257            79.84%       24,622        185.73%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Sales & Marketing expenses
                                       926            2.02%        1,131             6.81%         -205        -18.13%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
General & Admin expenses
                                     1,883            4.10%          769             4.63%        1,114        144.86%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
R&D expenses                           187            0.41%          337             2.03%         -150        -44.51%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Depreciation & Amortization            149            0.32%          164             0.99%          -15         -9.15%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Interest expenses                       70            0.15%           25             0.15%           45           180%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Other income, net                        1            0.00%          541             3.26%         -540        -99.82%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Income before tax                    4,808           10.47%        1,462             8.81%        3,346        228.86%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Income taxes                           160            0.35%           23             0.14%          137        595.65%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Net income                           4,648           10.13%        1,439             8.67%        3,209        223.00%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------

     The following table summarizes our operating result for the three months ended September 30, 2006 and 2005, respectively:

----------------------------- ------------------------------ ------------------------------ ---------------------------
                                    Three months ended             Three months ended               Comparison
                                    September 30, 2006             September 30, 2005
----------------------------- ------------------------------ ------------------------------ ---------------------------
                                    $' 000     % of revenue       $' 000      % of revenue        $'000              %
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Revenues                            20,525          100.00%       13,164           100.00%        7,361         55.92%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Cost of sales                       16,716           81.44%       10,358            78.68%        6,358         61.38%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Sales & Marketing expenses
                                        40            0.68%          430             3.27%         -290        -67.44%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
General & Admin expenses
                                     1,194            5.82%          200             1.52%          994        497.00%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
R&D expenses                            40            0.19%          195             1.48%         -155        -79.49%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Depreciation & Amortization             24            0.12%           89             0.68%          -65        -73.03%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Interest expenses                       41           -0.20%            -             0.00%           41          0.00%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Other income, net                        4           -0.02%           89             0.68%          -93       -104.49%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Income before tax                    2,366           11.53%        1,981            15.05%          385         19.43%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Income taxes                             -            0.00%           23            -0.17%           23       -100.00%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------
Net income                           2,366           11.53%        1,958            14.87%          408         20.84%
----------------------------- ------------- ---------------- ------------ ----------------- ------------ --------------

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

RESULTS OF OPERATION

Revenues

     Our revenues were $45,901,000 for the nine months ended September 30, 2006, representing an increase of 176.45% as compared to the same period in 2005. After going through an environment of reformation in the cellular phone market in the first half year of 2005, we adjusted our business model, our market position and our strategy and improved our technology and the quality of our products, in terms of both function and appearance. We believe that we are now in a much better position to deal with the rapidly changing and competitive market for cellular phone products in the PRC and that we are better prepared to take advantage of the rejuvenated cellular phone market that has resulted from the reduction in the monthly fee charged by telecommunication providers in second quarter of 2006.

     We expanded the sales of our CDMA products, which accounted for 38.73% of our total revenues for the nine months period ended September 30, 2006, representing an increase of 435%, compared to the same period in 2005. Meanwhile, the sales of traditional GSM products have remained relatively stable.

     Our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage. Our high-end products contain those same features as well as PDA, GPRS and office software function, special industry applications and other attractive features and functions. The appearance of all our products are in line with the latest trends, including being ultra slim and containing a wide use of metals, and they have been well received by our customers. We introduced a middle-grade dual mode cellular phone with both GSM & CDMA applications in the third quarter to meet the demand in the market for this type of product.

Products Segment

     -------------------------- ------------------------------------------------
                                      Nine months ended September 30, 2006
                                ------------------------------------------------
                                         $'000                  % of revenue
     -------------------------- -------------------------- ---------------------
     X5                                  8,337                     18.16%
     -------------------------- -------------------------- ---------------------
     D8120                               4,912                     10.70%
     -------------------------- -------------------------- ---------------------
     C300                                4,155                     9.05%
     -------------------------- -------------------------- ---------------------
     C8000                               3,705                     8.07%
     -------------------------- -------------------------- ---------------------
     C200                                3,335                     7.27%
     -------------------------- -------------------------- ---------------------
     C109                                2,446                     5.33%
     -------------------------- -------------------------- ---------------------
     TDA6028                             2,250                     4.90%
     -------------------------- -------------------------- ---------------------
     X5+                                 2,011                     4.38%
     -------------------------- -------------------------- ---------------------
     Others                             14,750                    32.14%
     -------------------------- -------------------------- ---------------------

     The total revenues for the first nine months of 2006 amounted to $45,901,000, of which the sale of GSM products in this period accounted for $28,123,000, or 61.27%, of our total revenues. The GSM products mainly included X5 ($8,337,000), D8120 ($4,912,000), X5+ (2,011,000), and others ($12,863,000).
The sales of CDMA was $17,778,000, representing 38.73% of our total revenues, which included C300 ($4,155,000), C8000 ($3,705,000), C200 ($3,335,000), C109
($2,446,000), TDA6028 ($2,250,000) and others ($1,887,000).

     Our GSM products are purchased from China Electronic Apparatus Company and Beijing Dong Fang Long Yu Trading Company, which include D8120 (ultra thin, slide PDA with MP3, MP4, Camera, T-Flash Card, handwriting touch screen), X5 (ultra thin with MP3, MP4, Camera, T-Flash Card), D8110 (ultra thin, slide PDA with MP3, MEPG4, Camera, T-Flash Card). Our CDMA products are purchased from Tian Feng Ju Yuan Technology Company Limited and Beijing Tian Hong Bo Communication Apparatus Company Limited, and include C200 (a low-end shell phone with colorful screen, MP3, Camera), C300 (a high-end cell phone with colorful screen, MP3, Camera and IM System), C8000 (a high-end PDA with MP3, MEPG4, Camera, T-Flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset).

     X188 (Low-end product with MP3, MEPG4, MINI SD support functions), X5+ (ultra thin, MP3, MEPG4, Camera, T-Flash Card), TDA6028 (a high-end cellular phone with PDA, GPRS, 2.8-inch TFT LCD handwriting touch screen, finger print identification, MPEG4, extended scanner, RFID and WIFI functions), X718 (a cellular phone with MPEG4, external memory card support function in a super-slim case) and D9000 (a low-end product with PDA function). Our CDMA products C100 and C109 were developed in cooperation with Dalian Daxian Communication Company Limited.

----------------------------- --------------------------------------------------
                                  Three months ended September 30, 2006
                              --------------------------------------------------
                                      $'000                     % of revenue
----------------------------- ----------------------- --------------------------
D8120                                 4,912                        23.93%
----------------------------- ----------------------- --------------------------
C300                                  4,155                        20.24%
----------------------------- ----------------------- --------------------------
C8000                                 3,705                        18.05%
----------------------------- ----------------------- --------------------------
C200                                  3,335                        16.25%
----------------------------- ----------------------- --------------------------
X5                                    2,181                        10.63%
----------------------------- ----------------------- --------------------------
D8110                                 1,426                         6.95%
----------------------------- ----------------------- --------------------------
Others                                  811                         3.95%
----------------------------- ----------------------- --------------------------

     In the third quarter of 2006, sales reached $20,525,000, as compared with $13,164,000 in the same period in 2005, which represents a growth in sales of 55.92%.Sales of our CDMA products in the third quarter of 2006 generated revenues of $11,195,000 and accounted for 55% of sales in this quarter, as compared to 18% in the same period of 2005. The growth in the sales of our CDMA products also lead to 20.67% increase in our revenues in the third quarter as compared to the second quarter of 2006.

     The increase of the revenue is primarily attributable the launch of our ultra-thin, slim bar modes which are currently in demand by the market; and our cooperation with telecommunication operators with respect to our CDMA products in various grades.

Customers Segment
-----------------

------------------------------------- ------------------------------------------
                                         Nine months ended September 30, 2006
                                      ------------------------------------------
                                            $'000                % of revenue
------------------------------------- --------------------- --------------------
Beijing Xingwang Shidai Tech &
Trading Co., Ltd.                           24,816                  54.06%
------------------------------------- --------------------- --------------------
CEC Cellular Limited                        12,756                  27.79%
------------------------------------- --------------------- --------------------
Singapore ST                                 6,124                  13.34%
------------------------------------- --------------------- --------------------
Singapore CEO                                2,000                   4.36%
------------------------------------- --------------------- --------------------
Others                                         205                   0.45%
------------------------------------- --------------------- --------------------

     Our revenues were primarily derived from two major domestic customers. For the nine months ended September 30, 2006, our revenues generated from Beijing Xingwang Shidai Tech & Trading Co., Ltd. ("XWSD") and CEC Cellular Limited
("CECM") were $24,816,000 and $12,756,000, respectively. These two major domestic customers aggregated to account for $37,572,000, or 81.85%, of total revenue. Both XWSD and CECM are distributors and dealers in Mainland China, and their sales networks cover most of the major cities in the PRC. XWSD is the major customer of our company, and account for 54.06% of total sales. In the overseas market, we have secured two new Singapore customers, which are ST Electronics (Info-Software Systems) Pte Ltd. and Chartered Electro-Optics Pte Ltd. The revenues generated from these two companies were $8,124,000, or 17.70%, of the total revenue.


------------------------------------ -------------------------------------------
                                        Three months ended September 30, 2006
                                     -------------------------------------------
                                             $'000           % of revenue
------------------------------------ -------------------- ----------------------
Beijing Xingwang Shidai Tech &
Trading Co., Ltd.                           16,021               78.06%
------------------------------------ -------------------- ----------------------
CEC Cellular Limited                         4,491               21.88%
------------------------------------ -------------------- ----------------------
Others                                          13                0.06%
------------------------------------ -------------------- ----------------------

     In the third quarter, XWSD and CECM were also our major domestic customers.
Our deliveries to CECM were terminated in the second quarter due to the fact that CECM had an outstanding receivable over our credit limit. The supply of our products was re-commenced after we received a substantial payment from CECM in the third quarter of 2006.

Other net income

     For the nine months ended September 30, 2006, other net income was $1,000, or 0.002%, of the total revenue. There was a significant decrease as compared with $541,000 of other net income in the same period of 2005. The decrease in other income for the nine months ended September 2006 was attributable primarily to the fact that no toll free income was earned from cooperative partners in 2006 because our cooperative partners changed their toll fee policy.

Operating expenses

     For the nine months ended September 30, 2006, our operating expenses amounted to $41,024,000. The operating expenses mainly includes sales and marketing expenses, general and administrative expenses and R & D expenses and depreciation were shown and compared with the same period in 2005 as follows:

------------------------- ---------------------------- --------------------------- ------------------------
                               Nine months  ended           Nine months  ended            Comparison
                               September 30, 2006           September 30, 2005
                          ---------------------------- --------------------------- ------------------------
                              $'000      % of revenue      $'000     % of revenue      $'000             %
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Cost of sales                37,879            82.52%     13,257           79.84%     24,622       185.73%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Sales & marketing exp.          926             2.02%      1,131            6.81%       -205       -18.13%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
General & admin. exp.         1,883             4.10%        769            4.63%      1,114       144.86%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
R&D                             187             0.41%        337            2.03%       -150       -44.51%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Depreciation                    149             0.32%        164            0.99%        -15        -9.15%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Total                        41,024            89.37%     15,658           94.30%     25,366       162.00%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------






     For the three months ended September 30, 2006, our operating expenses increased by 51.36%, as compared to the third quarter of 2005.

------------------------- ---------------------------- --------------------------- ------------------------
                               Three months ended           Three months ended            Comparison
                               September 30, 2006           September 30, 2005
------------------------- ---------------------------- --------------------------- ------------------------
                              $'000      % of revenue      $'000     % of revenue      $'000             %
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Cost of sales                16,716            81.44%     10,358           78.68%      6,358        61.38%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Sales & marketing. exp.         140             0.68%        430            3.27%       -290       -67.44%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
General & admin. exp.         1,194             5.82%        200            1.52%        994       497.00%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
R&D                              40             0.19%        195            1.48%       -155       -79.49%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Depreciation                     24             0.12%         89            0.68%        -65       -73.03%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------
Total                        18,114                       11,272           85.63%      6,842        60.70%
------------------------- ---------- ----------------- ---------- ---------------- ---------- -------------

Cost of sales
-------------

     For the nine months ended September 30, 2006, our cost of sales was $37,879,000, or 82.52%, of revenue. Other than the factor of provision for slow moving stock of $626,000, the percentage of cost of sales to total revenues dropped to 81.16%. The cost of sales to revenues was 79.11% for the corresponding period in 2005, resulting in an increase of 2.05%. The principal reasons for this increase was the keen competition in the cellular phone industry as exemplified by the price cutting pressure in our selling price that was greater than the reduction in our purchase cost, and nearly half of the sales in the second quarter of 2006 were from overseas trade, which carry smaller margins as compared to our domestic sales.

     For the three months ended September 30, 2006, our cost of sales was 81.44%. Other than the factor of provision for slow moving stock, the percentage of cost of sales to total revenues was 79.08%, which amounted to a 1.32% increase when comparing to 77.76% over the same period in 2005. This however resulted in a decrease when compared to 85.41% in the second quarter of 2006, and was the result of a higher percentage of overseas trade in second quarter of 2006.


Sales and marketing expenses
----------------------------

     Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

     For the nine months ended September 30, 2006, sales and marketing expenses were $926,000, or 2.02%, of the total revenues, as compared to $1,131,000, or 6.81%, of total revenues for the corresponding period in 2005. This constituted a decrease of 18.13% as compared to the corresponding period in 2005. This decrease was due to the reduction in the number of personnel.

     For the three months ended September 30, 2006, sales and marketing expenses were reduced to $140,000 from $342,000, representing a 57.49% decrease that is attributable to the fact that we laid off some redundant staff and restructured our marketing department. It represents a decrease of 67.44%, as compared with $430,000 in the third quarter of 2005.

R&D expenses
------------

     Our R&D expenses were $187,000 for the nine months ended September 30, 2006, which represents 0.41% of total revenue as compared with $337,000 and 2.03% respectively in the same period of 2005. This decrease of 44.51% in R&D expenses was attributed to the adjustment of strategy, which involves forecasting market demand and choosing the most popular products in the market for salesso that internal investment is reduced.

General and administrative expenses
-----------------------------------

     General and administrative expenses primarily consist of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

     For the nine months ended September 30, 2006, general and administrative expenses was $1,883,000, which represents 4.10% of total revenue. Included in general and administrative expenses was a provision for doubtful accounts amounting to $1,364,000, due primarily to the uncertainty of long outstanding account receivables and trade deposits. Except for the provision for doubtful accounts, the general and administrative expenses were $519,000, or 1.13% of the total revenues, which represented a $250,000, or 32.51%, decrease as compared to the second quarter of 2005. The decrease in the expenses was mainly due to the fact that we laid off redundant personnel. Since the second half year of 2005, we have adjusted our business strategy, and this resulted in the redundant personnel. We incurred some one-time compensation expenses as a result, while the ordinary staff costs, including the wages and insurance for personnel, decreased in relation to the decrease in the numbers of staff.

     For the three months ended September 30, 2006, general and administrative expenses were $1,194,000. Except for the provision of doubtful debts, the expenses were only $141,000, which decreased $59,000,or 29.5%, as compared to $200,000, for the corresponding period in 2005. General and administrative expenses decreased 25.4% in the third quarter of2006, as compared to the second quarter, which was mainly due to personnel layoff.

Gross profit and gross profit margin

     For the nine months ended September 30, 2006, our gross profit was $8,022,000, which represented an increase of $5,301,000 or 158.39%, as compared to the gross profit of $3,347,000 in the same period in 2005. Our gross profit margin for the reporting period decreased from 20.16% in 2005 to 17.48% in 2006. Included in the cost of sales in 2006 was a provision for slowing moving inventory amounting to $626,000. Except for the effect of the provision for slow moving inventory, the gross profit margin would have been 18.84%.

     The gross profit in the third quarter of 2006 is $3,809,000. Except for the effect of the provision for slow moving inventory, the gross profit margin would have been 20.92%, and compared with the second quarter of 2006, representing a 6.33% growth. However, it represents a slight decline of 0.40%, as compared with 21.32% in the third quarter of 2005. The decline in our gross profit margin is attributable to:

1. The gross profit of overseas trade being relatively low. We have continued to develop our overseas customers since the second quarter of 2006, and the overseas sales accounted for 18% of the total sales in the first nine months of 2006. At the beginning stage of the development of overseas customers, the price of our products was designed to be very favorable and attractive to our customers, and the gross profit of overseas is approximately 14%. As a result, the gross profit for the first nine months was lower in 2006 when comparing with the same period in 2005.
2. The gross profit margin of trade sales is relatively low, ranging from 12% to 16%, and is continuing to decline as a result of competitive factors.
3. Due to seasonal factors and price cutting by domestic manufacturers in the second quarter, our gross margin dropped to 14.59% in the second quarter of 2006. Along with the recovery of the cellular phone market in the third quarter, the profit margin increased in the third quarter..


Net income

     For the nine months ended September 30, 2006, our net income was $4,647,000, or 10.12%, of revenue. Except for the provisions described above, our ordinary net income was $6,637,000, or 14.46%, of the total revenues, which presents an increase of $5,077,000, as compared with the corresponding period in 2005. The improvement in our net profit is due primarily to the fact that we have been successful in overcoming a difficult operating environment in the first half year of 2005, and the growth of sales and the development in oversea customers played an important part in the increase in our net income. Furthermore, the sharp decline in the operating expenses resulting from our cost control efforts is another reason for the improvement in net income.

     For the three months ended September 30, 2006, our net income was $2,366,000, which represents 51% of total net profit in the first nine months of 2006. It increased by 20.84%, as compared to the same period of in 2005. Except for the provisions described above, net imcome increased 99.28%, as compared to the same period in 2005. The substantial increase in net profit is due primarily to adjustment in our marketing strategy and improvements in the cellular phone market in the third quarter.

     We expect that the competition in the cellular phone market will be remain intense in the PRC for the foreseeable future. Fortunately, as a result in the change of our business strategy, we anticipate that the market will move towards healthier development and a more favorable environment for domestic legitimate manufacturers such as Xelent. In the future, we will continue to develop our overseas operations with the objective of establishing a more diversified revenue base, fostering closer cooperation with telecommunication providers and making an determined effort top collect our long outstanding trade receivables and trade deposits and reduce our inventory level.

LIQUIDITY AND SOURCE OF CAPITAL

     We generally finance our operations from cash flow generated internally.

     As of September 30, 2006, we had current assets of $37,338,000. Current assets are mainly comprised of inventory of $2,361,000, accounts receivable of $31,527,000, trade deposits and other receivables aggregated of $3,112,000, other current assets of $250,000, and restricted cash, cash and cash equivalents of $88,000. Current liabilities included accounts payable of $11,764,000, trade deposit received of $260,000, other accrued expenses and accrued liabilities of

$3,474,000, short-term bank loan of $2,477,000, amounts due to directors of $320,000, provision for warranty of $57,000 and tax payable of $181,000.

     We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 45-90 days. As of September 30, 2006, our accounts receivable were $31,527,000, which was an increase $19,493,000 as compared to $12,034,000 on December 31, 2005. The increase in our account receivables was due primarily to trading with our two major customers, XWSD and CECM. As of September 30, 2006, these receivables all remain within our approved credit terms. We have taken steps to control credit extended to our major customers and we review their outstanding balances regularly. To reduce further risk exposure, we may in the future terminate our supply of products to those customers if the credit limit is reached.

     As of September 30, 2006, our inventories were $2,361,000, which represented a decrease of $2,099,000 or 47.06%, as compared to $4,460,000 on December 30, 2005. This decrease was due in large part to our use of old materials during the production of our older models. In addition, our newly developed products do not require us to carry large level of inventories because the component parts are readily available. We have critically and regularly evaluated our inventory and a provision for slow-moving inventory was made. An aggregate of $1,001,000 was taken as a provision for slow moving inventory as of September 30, 2006.

     As of September 30, 2006, our trade deposits were $3,112,000, which represented a decrease of $7,468,000 or 70.59%, as compared to $10,580,000 on December 31, 2005. This decrease was due primarily to delivery of our purchased goods from our vendors, which are Tian Feng Ju Yuan Technology Company Limited and China Electronic Apparatus Company, in the third quarter.

     As of September 30, 2006, our accounts payable were $11,764,000, which represented an increase of $3,825,000 or 48.18%, as compared to $7,939,000 on December 31, 2005. The increase in accounts payable was attributable mainly to unpaid products from our vendor China Electronic Apparatus Company.

     As of September 30, 2006, our cash and bank balances were mainly denominated in Renminbi ("RMB") and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Our activities, assets and liabilities are mainly denominated in RMB, any further possible inflation of RMB would be beneficial to us. We consider that the exposure to exchange fluctuations is relatively low and therefore we have not engaged in any hedging activity.


CASH FLOWS

     As of September 30, 2006, we have the cash and cash equivalents of $88,000, as compared to $2,974,000 on December 31, 2005. This represented a decrease of $2,886,000, or 97.04%. This decrease was mainly due to the increase in the account receivables resulting from the growth in the revenues in the third quarter of 2006 and long collection period. As of September 30, 2006, we had account receivables of $31,527,000, as compared to $12,034,000 as of December
31, 2005. This represented an increase of $19,493,000, which was due to the trade with XWSD and CECM in the third quarter that increased the account receivables. As a result, the cash coming to us was slower.

     Our gearing ratio, calculated as total debts over total assets, was 48.62% as of September 30, 2006, as compared to 51.83% as of December 31, 2005.

CONTINGENT LIABILITIES

     As of September 30, 2006, we had not entered into any guarantee contracts nor non-disclosed contracts which will affect stockholders' equity or share structure.

OFF BALANCE SHEET ARRANGEMENTS

     As of September 30, 2006, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

     We are obligated to make future payments under various contracts, including purchase and operating  leases.  The Company does not have any long-term debt or
capital  lease  obligations.   The  following  table  summarized  the  Company's
contractual   obligations  at  September  30,  2006,  reported  by  maturity  of obligation.

                                                                  Payments due by period
                                               ------------------------------------------------------
Contractual Obligations                        Total      Less than  1-3 years  3-5 years  More than
                                                            1 year                          5 years
----------------------------                   ---------- ---------- ---------- ---------- ----------
                                                   $'000      $'000      $'000      $'000      $'000

Long-term Debt Obligations
                                                   2,477      2,477       --         --         --
Capital Lease Obligations
                                                    --         --         --         --         --
Operating Lease Obligations
                                                      31         11         20       --         --
Purchase Obligations
                                                      82         82                  --         --
Other long-term liabilities reflected on the
   registrant's balance sheet under GAAP            --         --         --         --         --
                                               ---------- ---------- ---------- ---------- ----------

Total
                                                   2,590      2,570         20       --         --
                                               ========== ========== ========== ========== ==========

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

                                                 ORSUS XELENT TECHNOLOGIES, INC.


                                                 By: /s/ Wang Xin
                                                    ----------------------------
                                                    Wang Xin
                                                    Chief Executive Officer

DATED:  November 14, 2006

Exhibit Number                         Description of Document
--------------      ------------------------------------------------------------

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

---------------------
* filed herewith