Form 10-Q/A
period 2006-09-30
Orsus Xelent Technologies Inc
filed 2006-11-28
CIK 1297024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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


         The purpose of this Form 10-Q/A is to correct several numerical errors that were discovered subsequent to filing in the MD&A section of the Company's original Form 10-Q for the quarter ended September 30, 2006.

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


The following  table  summarizes our operating  result for the nine months ended
September 30, 2006 and 2005, respectively:


------------------ ------------------------ ------------------------ ------------------
                   Nine months ended        Nine months ended        Comparison
                   September 30, 2006       September 30, 2005
------------------ ------------------------ ------------------------ ------------------
                    $' 000    % of revenue    $' 000   % of revenue    $'000         %
------------------ --------- -------------- --------- -------------- -------- ---------
Revenues             45,901                   16,604                  29,297   176.45%
------------------ --------- -------------- --------- -------------- -------- ---------
Cost of sales        37,879         82.52%    13,257         79.84%   24,622   185.73%
------------------ --------- -------------- --------- -------------- -------- ---------
Sales & Marketing
expenses                926          2.02%     1,131          6.81%     -205   -18.13%
------------------ --------- -------------- --------- -------------- -------- ---------
General & Admin
expenses              1,883          4.10%       769          4.63%    1,114   144.86%
------------------ --------- -------------- --------- -------------- -------- ---------
R&D expenses            187          0.41%       337          2.03%     -150   -44.51%
------------------ --------- -------------- --------- -------------- -------- ---------
Depreciation &
Amortization            149          0.32%       164          0.99%      -15    -9.15%
------------------ --------- -------------- --------- -------------- -------- ---------
Interest expenses        70          0.15%        25          0.15%       45      180%
------------------ --------- -------------- --------- -------------- -------- ---------
Other income, net         1          0.00%       541          3.26%     -540   -99.82%
------------------ --------- -------------- --------- -------------- -------- ---------
Income before tax     4,808         10.47%     1,462          8.81%    3,346   228.86%
------------------ --------- -------------- --------- -------------- -------- ---------
Income taxes            160          0.35%        23          0.14%      137   595.65%
------------------ --------- -------------- --------- -------------- -------- ---------
Net income            4,648         10.13%     1,439          8.67%    3,209   223.00%
------------------ --------- -------------- --------- -------------- -------- ---------

The following table  summarizes our operating  result for the three months ended
September 30, 2006 and 2005, respectively:

------------------ ------------------------------ ------------------ ------------------
                   Three months ended             Three months ended   Comparison
                   September 30, 2006             September 30, 2005
------------------ ------------------------ ------------------------ ------------------
                     $' 000   % of revenue    $' 000   % of revenue   $'000       %
------------------ --------- -------------- --------- -------------- -------- ---------
Revenues             20,525        100.00%    13,164        100.00%    7,361    55.92%
------------------ --------- -------------- --------- -------------- -------- ---------
Cost of sales        16,716         81.44%    10,358         78.68%    6,358    61.38%
------------------ --------- -------------- --------- -------------- -------- ---------
Sales & Marketing
expenses                140          0.68%       430          3.27%     -290   -67.44%
------------------ --------- -------------- --------- -------------- -------- ---------
General & Admin
expenses              1,194          5.82%       200          1.52%      994   497.00%
------------------ --------- -------------- --------- -------------- -------- ---------
R&D expenses             40          0.19%       195          1.48%     -155   -79.49%
------------------ --------- -------------- --------- -------------- -------- ---------
Depreciation &
Amortization             24          0.12%        89          0.68%      -65   -73.03%
------------------ --------- -------------- --------- -------------- -------- ---------
Interest expenses        41         -0.20%       -ii          0.00%       41     0.00%
------------------ --------- -------------- --------- -------------- -------- ---------
Other income, net        -4         -0.02%        89          0.68%      -93  -104.49%
------------------ --------- -------------- --------- -------------- -------- ---------
Income before tax     2,366         11.53%     1,981         15.05%      385    19.43%
------------------ --------- -------------- --------- -------------- -------- ---------
Income taxes              -          0.00%        23         -0.17%      -23  -100.00%
------------------ --------- -------------- --------- -------------- -------- ---------
Net income            2,366         11.53%     1,958         14.87%      408    20.84%
------------------ --------- -------------- --------- -------------- -------- ---------

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

Products Segment


         --------- --------------------------------------
                    Nine months ended September 30, 2006
         --------- --------------------------------------
                          $'000          % of revenue
         --------- ------------------- ------------------
         X5               8,337              18.16%
         --------- ------------------- ------------------
         D8120            4,912              10.70%
         --------- ------------------- ------------------
         C300             4,155               9.05%
         --------- ------------------- ------------------
         C8000            3,705               8.07%
         --------- ------------------- ------------------
         C200             3,335               7.27%
         --------- ------------------- ------------------
         C109             2,446               5.33%
         --------- ------------------- ------------------
         TDA6028          2,250               4.90%
         --------- ------------------- ------------------
         X5+              2,011               4.38%
         --------- ------------------- ------------------
         Others          14,750              32.14%
         --------- ------------------- ------------------

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


--------- ---------------------------------------
           Three months ended September 30, 2006
--------- --------------------------------------
                 $'000          % of revenue
--------- ------------------- ------------------
D8120            4,912              23.93%
--------- ------------------- ------------------
C300             4,155              20.24%
--------- ------------------- ------------------
C8000            3,705              18.05%
--------- ------------------- ------------------
C200             3,335              16.25%
--------- ------------------- ------------------
X5               2,181              10.63%
--------- ------------------- ------------------
D8110            1,426               6.95%
--------- ------------------- ------------------
Others             811               3.95%
--------- ------------------- ------------------

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

Customers Segment


------------------------------------------------- --------------------------------------
                                                   Nine months ended September 30, 2006
------------------------------------------------- --------------------------------------
                                                        $'000            % of revenue
------------------------------------------------- ------------------- ------------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.        24,816              54.06%
------------------------------------------------- ------------------- ------------------
CEC Cellular Limited                                    12,756              27.79%
------------------------------------------------- ------------------- ------------------
Singapore ST                                             6,124              13.34%
------------------------------------------------- ------------------- ------------------
Singapore CEO                                            2,000               4.36%
------------------------------------------------- ------------------- ------------------
Others                                                     205               0.45%
------------------------------------------------- ------------------- ------------------


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


------------------------------------------------- ---------------------------------------
                                                   Three months ended September 30, 2006
------------------------------------------------- ---------------------------------------
                                                         $'000            % of revenue
------------------------------------------------- --------------------- -----------------
Beijing Xingwang Shidai Tech & Trading Co., Ltd.         16,021               78.06%
------------------------------------------------- --------------------- -----------------
CEC Cellular Limited                                      4,491               21.88%
------------------------------------------------- --------------------- -----------------
Others                                                       13                0.06%
------------------------------------------------- --------------------- -----------------

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

Operating Expenses

For the nine months ended September 30, 2006, our operating expenses amounted to $41,024,000. The operating expenses mainly includes sales and marketing expenses, general and administrative expenses and R & D expenses and depreciation were shown and compared with the same period in 2005 as follows:



----------------------- ----------------------- ----------------------- ------------------
                        Nine months ended       Nine months ended         Comparison
                        September 30, 2006      September 30, 2005
----------------------- ----------------------- ----------------------- ------------------
                          $'000   % of revenue    $'000   % of revenue    $'000      %
----------------------- -------- -------------- -------- -------------- -------- ---------
Cost of sales            37,879         82.52%   13,257         79.84%   24,622   185.73%
----------------------- -------- -------------- -------- -------------- -------- ---------
Sales & marketing exp.      926          2.02%    1,131          6.81%     -205   -18.13%
----------------------- -------- -------------- -------- -------------- -------- ---------
General & admin. exp.     1,883          4.10%      769          4.63%    1,114   144.86%
----------------------- -------- -------------- -------- -------------- -------- ---------
R&D                         187          0.41%      337          2.03%     -150   -44.51%
----------------------- -------- -------------- -------- -------------- -------- ---------
Depreciation                149          0.32%      164          0.99%      -15    -9.15%
----------------------- -------- -------------- -------- -------------- -------- ---------
Total                    41,024         89.37%   15,658         94.30%   25,366   162.00%
----------------------- -------- -------------- -------- -------------- -------- ---------


For the three months ended September 30, 2006, our operating expenses increased by 51.36%, as compared to the third quarter of 2005.

------------------------ ----------------------- ----------------------- -----------------
                         Three months ended      Three months ended       Comparison
                         September 30, 2006      September 30, 2005
------------------------ ----------------------- ----------------------- -----------------
                           $'000   % of revenue    $'000   % of revenue   $'000     %
------------------------ -------- -------------- -------- -------------- ------- ---------
Cost of sales             16,716         81.44%   10,358         78.68%   6,358    61.38%
------------------------ -------- -------------- -------- -------------- ------- ---------
Sales & marketing. exp.      140          0.68%      430          3.27%    -290   -67.44%
------------------------ -------- -------------- -------- -------------- ------- ---------
General & admin. exp.      1,194          5.82%      200          1.52%     994   497.00%
------------------------ -------- -------------- -------- -------------- ------- ---------
R&D                           40          0.19%      195          1.48%    -155   -79.49%
------------------------ -------- -------------- -------- -------------- ------- ---------
Depreciation                  24          0.12%       89          0.68%     -65   -73.03%
------------------------ -------- -------------- -------- -------------- ------- ---------
Total                     18,114             ii   11,272         85.63%   6,842    60.70%
------------------------ -------- -------------- -------- -------------- ------- ---------


Cost of Sales

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

Gross Profit and Gross Profit Margin

         For the nine months ended September 30, 2006, our gross profit was $8,022,000, which represented an increase of $4,675,000 or 139%, as compared to the gross profit of $3,347,000 in the same period in 2005. Our gross profit margin for the reporting period decreased from 20.16% in 2005 to 17.48% in 2006. Included in the cost of sales in 2006 was a provision for slowing moving inventory amounting to $626,000. Except for the effect of the provision for slow moving inventory, the gross profit margin would have been 18.84%.

         The gross profit in the third quarter of 2006 is $3,809,000. Except for the effect of the provision for slow moving inventory, the gross profit margin in the second and third quarter of 2006 would have been 14.59% and 20.92% respectively, representing a 6.33% growth. However, it represents a slight decline of 0.40%, as compared with 21.32% in the third quarter of 2005. The decline in our gross profit margin is attributable to:

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

         3. Due to seasonal factors and price-cutting by domestic manufacturers in the second quarter, our gross margin dropped to 14.59% in the second quarter of 2006. Along with the recovery of the cellular phone market in the third quarter, the profit margin increased in the third quarter.

Net Income

         For the nine months ended September 30, 2006, our net income was $4,648,000, or 10.12%, of revenue. Except for the provisions described above, our ordinary net income for the nine months ended September 30, 2005 and 2006 would have been $1,318,000 and $6,638,000, or 14.46% of the total revenues respectively, representing an increase of 5,320,000. The improvement in our net profit is due primarily to the fact that we have been successful in overcoming a difficult operating environment in the first half year of 2005, and the growth of sales and the development in oversea customers played an important part in the increase in our net income. Furthermore, the sharp decline in the operating expenses resulting from our cost control efforts is another reason for the improvement in net income.

         For the three months ended September 30, 2006, our net income was $2,366,000, which represents 51% of total net profit in the first nine months of 2006. It increased by 20.84%, as compared to the same period of in 2005. Except for the provisions described above, net income increased 99.28%, as compared to the same period in 2005. The substantial increase in net profit is due primarily to adjustment in our marketing strategy and improvements in the cellular phone market in the third quarter.

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

                                                              Payments due by period
                                            ---------------------------------------------------------
Contractual Obligations                                 Less than                           More than
-----------------------                       Total       1 year    1-3 years   3-5 years    5 years
                                            ---------   ---------   ---------   ---------   ---------
                                              $'000       $'000       $'000       $'000       $'000
Long-term Debt Obligations                      2,477       2,477        --          --          --

Capital Lease Obligations                        --          --          --          --          --

Operating Lease Obligations                        31          11          20        --          --

Purchase Obligations                               82          82        --                      --

Other long-term liabilities reflected on the
   registrant's balance sheet under GAAP         --          --          --          --          --
                                            ---------   ---------   ---------   ---------   ---------
Total                                           2,590       2,570          20        --          --
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

DATED:  November 28, 2006

Exhibit
Number                              Description of Document
----------------  --------------------------------------------------------------

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

----------------
* filed herewith