Form 10-K
period 2006-12-31
Orsus Xelent Technologies Inc
filed 2007-04-02
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-117718

ORSUS XELENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-11998142 (I.R.S. Employer Identification No.)
12th Floor, Tower B, Chaowai MEN Office Building
26 Chaowai Street, Chaoyang Disc.
Beijing, People’s Republic Of China 100020
(Address of principal executive offices, including zip code)

86-10-85653777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,692,480 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2007
Common Stock, $.001 par value per share	29,756,000 shares

PART I

Item 1. Business.

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” or the “Company” are to the combined business of Orsus Xelent Technologies, Inc. and its indirect wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

Introduction

On March 31, 2005, we completed a stock exchange transaction (the “Exchange Transaction”) with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong (“UFIL”). The Exchange Transaction was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of March 31, 2005 (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, we issued shares of our common stock to the stockholders of UFIL, in exchange for 100% of the outstanding capital stock of UFIL. Pursuant to the Exchange Transaction, UFIL became our wholly owned subsidiary. We carry on our business through UFIL’s wholly owned subsidiary, Xelent.

Description of Business

We, through the operations of Xelent, have been engaged since May 2003 in the business of designing for retail and wholesale distribution economically priced cellular phones. In February of 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce in the People’s Republic of China (the “PRC”) as its product trademark, also known as “Orsus Cellular” within the industry. Xelent has sold approximately 500,000 cellular phones in the PRC in 2006.

The market in the PRC for cellular phones has continued to expand and we have taken advantage of that expansion by gradually introducing more mature 2.5G wireless products to the public in the PRC. As the 3G standards become more mature, we anticipate that we will seek to produce our own 3G products based on both our own research and development efforts and cooperation with our strategic partners in the industry.

Organizational Structure

The organizational structure of the company is linear in nature and is comprised of ten separate departments developed to ensure proper project management and control. These departments are as follows:

•
Project Management Department, which is responsible for coordinating the management of cellular phone projects, exchanging concepts and ideas with our research and development team, providing weekly project reports and supervising the project schedules.

•
Technology Support and Quality Control Department, which is responsible for technical support for software and hardware design and testing and industrial design and mechanical design (“ID/IM”) checking and auditing, as well as tooling engineering and quality control during mass production;

•
Business Management Department, which is responsible for materials purchase, supply chain management, business coordination and to sign the business agreements, contracts and other kinds of documents for the business partners;

•
Planning and Finance Department, which is responsible for overall accounting matters, including accounting methods and processes, auditing, compiling financial plans and monthly/quarterly/yearly financial statements and financial budgets, and control of expenses;

•	Human Resources Department, which is responsible for our employment issues, including hiring and termination of staff;

•	Financing and Investment Department, which is responsible for overall accounting matters, financing and investment research and analysis.

•
Customer Service Department, which is responsible for maintenance, spare parts ordering, authorized network management, refurbishing, after-sale data analysis and service charge fees return, , as well as a hotline service center and customer service training center, technical support and after-sale service quality assurance systems of the Company; and

•	R&D Department that is responsible for researching new models of mobile phones and developing new technologies;

•
Marketing Development Department, which is responsible for help the Company to find new business partners, which will act as the countryside distributors, provincial dealers and some overseas wholesalers. The department also helps the long-term partners and new incomers to set up the marketing concepts and business models of Orsus Cellular.

•	Logistics Department, collect phones from each maintenance station nationwide and send the repaired phones to customers

Our headquarters in Beijing have seven regional management centers and a technical support center. We also have an unaffiliated network of service providers, including 179 cellular phone service centers located throughout the PRC. Of these providers, 42 are provincial replacement and refurbishment centers and 137 are maintenance and repair centers.

Market Overview and Strategic Partners

According to a research conducted by the PRC Ministry of Information Industry, new cellular phone users in the PRC increased by 68 million in 2006, with total consumers reaching 460 million during that year. Currently, the PRC has the largest number of cellular phone users in the world. The penetration rate for cellular phones in the PRC was approximately 35% in 2006. The number of cellular phone users is expected to reach 500 million by the year-end 2007. The cellular phone market in the PRC is expected to reach $120 billion by the year end of 2006 according to the PRC Ministry of Information Industry.

On February 26, 2006, the TD-SCDMA technology standard was officially announced as the 3G (Third Generation) technology standard in the PRC. However, sales of products incorporating the 3G has not developed as rapidly as generally anticipated (it was that 3G network construction and issuance of 3G licenses would be approved by the end of 2006). Although the granting of 3G licenses has been delayed until the middle of 2007, once introduction to the market of products utilizing the 3G technology is commenced, Xelent should be in a good position to take advantage of this business opportunity. We have commenced the development of our owned 3G cellular phone products, including 3G PCBA (3G technologies platform) and cellular phones with 3G PCBA, based on our existing 2G and 2.5G cellular technologies and cooperation with our 3G solution and chips providers. Additionally, we are planning to join into the TD-SCDMA Industry League, and we are working toward the granting of 3G cellular phones manufacturing licenses from the PRC government in 2007.

Our cellular products are customarily equipped with leading features including 1.8-inch to 2.2-inch CSTN or TFT dual-color displays, one to 120 minutes video recording, 300K to 3 million pixels photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging multimedia messaging, 40 to 64 polyphonic ring tones, slim bar-phone and flip-phone technology, ultra thin innovative lightweight design with handwriting and PDA functions, all at low to moderate price points.

Our relationships with our strategic partners, CEC Cellular Limited (“CECM”), Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”) and CECT-Chinacomm Communications Co., Ltd. (“ZDHT”) have help us to increase our market penetration. CECM, which is controlled by China Electronics Corporation Group, is a manufacturer of cellular phones with annual production of approximately one million units. CECM serves as a manufacturer for our cellular phone products. In addition, CECM has its own sales network, and we sell some of our products to CECM, who in turn sells those products to its own provincial and national sales distributors and dealers, thus increasing the distribution capabilities for our products. XWSD is also one of our major agents, selling our cellular phones to provincial distributors, city distributors and dealers. XWSD employ several market promotion services companies to enhance the sales networks of our products throughout the PRC. ZDHT is a new customer which began to cooperate with us from the fourth quarter of 2006 and is a provider and operator of telecommunication devices and services.

Description of Products & Services

Since inception, Xelent has developed, and where indicated launched, the following cellular phone products:

Project Initiation Date	Launch Date	Model/Project Code	Network
January, 2006	March, 2006	C 109	CDMA
January, 2006	March, 2006	D9000	GSM/GPRS
January, 2006	March, 2006	D8600	GSM/GPRS
January, 2006	March, 2006	X718	GSM/GPRS
January, 2006	March, 2006	TDA 6028	CDMA
January, 2006	April, 2006	X188	GSM
January, 2006	June, 2006	X5	GSM/GPRS
March, 2006	September, 2006	C300	CDMA
June, 2006	September, 2006	D8120	GSM/GPRS
March, 2006	September, 2006	C200	CDMA
June, 2006	September, 2006	C8000	CDMA/GSM
June, 2006	September, 2006	D8110	GSM/GPRS

We outsource the manufacturer of our products to unaffiliated third parties. Once our products have been manufactured, they are delivered to a network of unaffiliated national sales distributors (see “Description of Current Business - Market Overview and Strategic Partners”) and dealers that, in turn, distribute the products to provincial sales distributors and dealers and these provincial sales distributors and dealers distribute our products to retailers throughout the PRC.

Research & Development

We do business with many kinds of research and development enterprises. We cooperate with professional design houses such as Shanghai Huntel Technology Limited (“Huntel”) and Tranzda wireless(“Tranzda”), who are mainly involved with us in MMI (U2) (“Man Machine Interface”) designing, software and hardware testing, CTA (“China Type Approval”) certification, acquisition and phone main board updating and software adaptability testing. In addition, we work with cooperative partners, such as Dalian Daxian Telecom Co., Ltd. (“Daxian”) and some companies in developing ID/MD and the layout of cellular phone main boards. Based on this research and development, our strategic business partners and we are then able to design and develop new products.

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

As 3G continues to develop in the PRC in 2006, we anticipate that we will be able to develop our own 3G mobile phones based on both our own research and development efforts and cooperation with the strategic industry partners. We are now being negotiated with several parties including foreign 3G technology providers such as Spreadtrum Communication (Shanghai) Inc. (“SCI”), several 3G chipset and solution providers in order to get us well prepare the launch of 3 G services in coming future. We will put our efforts to focus on the development of the products in TD-SCDMA and WCDMA standard. Our strategic partners, such as SCI developed 2.5 G and 3G integrated circuit and provides 2.5G GPRS and 3G TD-SCDMA chipset and software development platforms and solutions, are the successful corporations in the PRC telecommunication industry. We believe the cooperation with 3G technology providers in working on future research and development projects will help facilitate our entry into the 3G wireless market.

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

•	Introduced the first watch-style cellular based on CDMA2000IX with joint efforts of Telson Electronics Co., Ltd, a South Korea company, in May of 2003.

•
Based on GPRS CLASS 10 module, developed the first GPRS cellular collaborating system, with South Korea's TELSON, which is based on WISMO PAC P5186D, the GPRS module of WAVECOM company, in May of 2003, which was introduced on October of 2003.

•	Formed a production line of 1 to 3-million Charge Coupled Device (“CCD”) pixel camera by configuring high-resolution CMOS (“Complementary Metal Oxide Semiconductor”)

Competition

The Company faces substantial competition from other wireless phone manufacturers such as: Nokia, Motorola, which controlled above 50% totally, of the cellular market in the PRC in the first three quarters of 2006. In addition we face competition from Ningbo Bird Corporation Ltd and Lenovo Group Limited, both of which are domestic PRC producers and controlled between 4% and 10%, respectively of the cellular market in the PRC in 2005.

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

Intellectual Property and Proprietary Rights

Xelent has applied for “”as the registered trademark and the China Trademark Agency has distributed “Notification of Acceptance” is serial number ZC3878232SL.

We utilize other intellectual property legally with partners that we cooperate with through contracts or agreements.

Employees

We have approximately 60 employees. Of the 60 employees, 7 persons serve in management related capacities. The remaining employees are in 10 departments, namely the Project Management Department which employs 2 persons; the Technology Support and Quality Control Department which employs 4 persons; the Business Management Department which employs 2 persons; the Planning and Finance Department which employs 5 persons; the Human Resources Department which employs 8 persons; the Financing and Investment Department which employs 1 person, the Customer Service Department which employs 19 persons; the R&D Department which employs 6 persons; the Marketing Development Department which employs 3 persons and the Logistics Department employs 3 persons.

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

We also rely on a number of key technology staff for the operation of our company. Given the competitive nature of our industry, the risk of key technology staff leaving our company is fairly high and could disrupt our operations.

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

We will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services and in turn our customer support could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	Continue to develop through our research and development facilities new technologies acceptable to the PRC market,

•
continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management, most of whom have been with our company for less than one year,

•	develop and improve our operational, financial, accounting and other internal systems and controls, and

•	maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

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

A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Changes in China’s political and economic policies could harm our business.

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

•	economic structure;

•	level of government involvement in the economy;

•	level of development;

•	level of capital reinvestment;

•	control of foreign exchange;

•	methods of allocating resources; and

•	balance of payments position.

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

Risks Related to our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results,

•	announcements of new products and services by us or our competitors,

•	changes in financial estimates by securities analysts,

•	changes in the economic performance or market valuations of other companies providing similar products and services,

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	potential litigation, or

•	conditions in the cellular phone market.

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

We may be subject to “penny stock” regulations.

The U. S. Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have offices in Beijing, Shenzhen, Shanghai, Tianjin and Hong Kong. Our Beijing office serves as our corporate headquarters. Our Shenzhen Office serves as the base for cellular component sourcing and coordination with suppliers and manufacturers. Our Shanghai Office is mainly responsible for sourcing and coordination with cellular component suppliers, coordination with our research and development partners and following up the hardware and software testing aspects before the mass production. Our Tianjin Office is mainly responsible for the production management. Its functions include coordination with our principal manufacturer to adjust the produciton plan in accordance with our sales plan, raw material supply and cellular phone delivery management and supervision of the production processing of our principal manufacturer, as well as the quality control. The office in Hong Kong is a representive office for coordination with customers.

The following is relevant information on our offices:

Address	Office / Production	Process / Lease	Monthly Rental (rmb)	Monthly Rental (usd)	Lease period
26T, Xinbaohui Plaza, Nanyou Avunue, Nanshan Dist., Shenzhen	Office	Lease	5,000.0	640	08/06 to 08/07

12th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing	Office	—(1)	—	—	05/06 to 12/06

No. 3, Lane 600, Tianshan Rd., Changning Dist., Shanghai	Office	Lease	9,960	1,274	05/06 to 04/07

No.185, Xinda Road, Hebei District, Tianjin	Office	— (2)	—	—	—

No. 1, Fuyou Street, Airport Huoyun Road, Shunyi Dist., Beijing	Office	—(3)	—	—	—

Room 1502, Jubilee Centre, 18 Fenwick Street, 46 Gloucester Road, Wanchai, Hong Kong	Office	Lease	16,300(HKD)	2,095	9/5/05 to 9/4/07

(1)	From May 1, 2006 to December 31, 2006, there is a rent-free period for our headquarter in Beijing, the rental charge is still under the negotiation with landlord.

(2)	Our Tianjin office is located in the CECM factory. The office is provided by CECM and is cost-free to us.

(3)	These two offices are provided by Beijing Xin Ganxian Logistic Company and is cost-free to us.

Item 3. Legal Proceedings

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “ORXT.OB” Our common stock has been traded on the OTC Bulletin Board since March 2005.

Holders.

  As of March 17, 2006, we had approximately 24 stockholders of our common stock of record, and our common stock had a closing bid price of $2.05 per share and a closing ask price of $1.85 per share.

The following table sets forth the quarterly average high and low bid prices per share for our common stock for the period commencing with the Exchange Transaction and ending on December 31, 2006:

Fiscal Year Ended	Common Stock
December 31, 2005	High	Low
First Quarter	NA	NA
Second Quarter	$3.10	$1.90
Third Quarter	$2.00	$1.10
Fourth Quarter	$2.25	$1.29

December 31, 2006
First Quarter	$2.40	$1.85
Second Quarter	$2.60	$1.90
Third Quarter	$2.06	$1.10
Fourth Quarter	$3.00	$1.60

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

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

There are no warrants or options outstanding to acquire any shares of our common stock

Preferred Stock.

Our corporate charter permits us to issue up to 100 million shares of preferred stock from time to time, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with us acting in accordance with our corporate charter and bylaws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2006, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

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

Each of the following individuals received their shares pursuant to the Exchange Agreement on March 31, 2005:

Name	Shares

Wang Xin	3,000,000
Liu Yu	6,000,000
Wang Zhibin	6,000,000

Item 6. Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the year ended December 31, 2006. This selected financial data should be read in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report.

Statement of Operations Data	For year ended December 31, 2006	For year ended December 31, 2005

Operating Expenses	$60,102,000	25,711,000

Other Income - Interest, net	$75,000	544,000

Net Income	$6,718,000	3,492,000

Weighted Average Common Shares Outstanding	29,756,000	29,756,000

Net Income Per Common Share - Basic and Diluted	$0.23	0.12

Balance Sheet Data	As of December 31, 2006	As of December 31, 2005

Working Capital	$21,963,000	14,158,000

Total Assets	$45,887,000	31,011,000

Stockholders’ Equity	$22,283,000	14,939,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Overview

The Company was organized under the laws of State of Delaware in May 2004, under the name “Universal Flirts Corp”. On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company’s common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company’s common stock. The Company then had 14,756,000 shares of its common stock outstanding.

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited, a company incorporated under the laws of Hong Kong (“UFIL”). The exchange was consummated under the laws of State of Delaware and pursuant to the terms of the Exchange Agreement. In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock.

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, $0.001 par value, to the stockholders of UFIL, representing approximately 50.41% of the Company’s issued and outstanding common stock, in exchange for 20,000,000 outstanding shares of UFIL and cash payment of $50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding. Pursuant to the exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company’s business operations are now conducted through UFIL’s wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc. The Company's OTC Bulletin Board symbol is ORXT and its CUSIP Number is 68749U106.

In July, 2005 a wholly owned subsidiary, Orsus Xelent Trading (HK) Company Limited, was incorporated in Hong Kong. Orsus Xelent Trading (HK) Company Limited is engaged in the trading of cellular phones and accessories with overseas customers.

Business Review

The respective market shares of domestic PRC cellular phone manufacturers decreased in the first quarter of 2006. The primary cause of this decrease was increased competition among domestic and overseas manufacturers. Advancements in technology prompted foreign cellular phone manufacturers to speed up the rollout of new products. Also, foreign cellular phone manufacturers offered price reductions to promote and clear their inventories of older products. This increase in competition was compounded by the continuing proliferation of counterfeit and “black market” cell phones in the PRC, which impacted sales of cellular phone products by legitimate manufacturers such as Xelent.

By the second quarter of 2006, most of the domestic PRC cellular phone manufacturers had adjusted their strategy to increase the competitiveness by price cutting, improving the quality of the products and accelerating the pace of new product rollouts. These manufacturers are creating better efficiency by introducing products designed for the local market and better using their supply chain. As a result, they have adapted to the rapidly changing market in the PRC and regained in the second quarter of 2006 some of the market share they lost in the first quarter. Additionally, they are beginning to make a stronger move into the overseas market to broaden their sales and increase their revenues.

According to our market research, the market of cellular phones equipped with specialized applications for specific industry users has been developed rapidly in the PRC. These products are custom designed and equipped with specialized applications and software to meet the special requirements of users in various specialized industries (such as bank, State Administration for Industry & Commerce (“SAIC”), logistic and securities companies). In the fourth quarter of this year, we entered into an Intent of Cooperation Agreement with a software development provider, Hua Yuan Run Tong (Beijing) Technology CO., Ltd. (“HYRT”), to assist us in meeting the need for these customized cellular phones. HYRT developed specialized software to support an application platform called the Industry & Commerce Law-Enforcement Platform (“ICEP”). The ICEP platform uses the CDMA 1X wireless data networks of the PRC to integrate commercial and government information resources. This includes a customized digital administration system for SAIC of the PRC in the Hebei Province that provides easy access by SAIC's professional law-enforcement teams. It provides technical support for SAIC officials to conduct mobile law-enforcement and food-safety monitoring. The public can also access business information through the ICEP. We anticipate that 20,000 specialized application devices will be provided to SAIC of Hebei Province in 2007. The business relating to our specialized application cellular phone devices will grow rapidly as a consequence of our cooperation with the software development company, HYRT and SAIC, and this could provide us a considerable advantage as we look to broaden our presence in the larger commercial markets.

In the fourth quarter of 2006, the device, model X180, which is provided by Xelent, has passed the test by HYRT, and got the NO. 001 qualified test report. We become the first terminal product provider of HYRT. Our product X180 becomes the only one model for the exhibition and illustration during the business promotion by HYRT to SAIC and China Unicom. Through the promotion conducting by HYRT, our product X180 is widely affirmed and recognized by SAIC and China Unicom. The recognition by China Unicom could help us to further develop our specialized application device in other industries. We believe the product line of specialized application device could have a significant growth in the year of 2007.

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

The following table summarizes our operation result for the year 2006 and 2005:

	Year ended December 31, 2006		Year ended December 31, 2005		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Revenues	68,108		28,705		39,403	137.27%
Cost of sales	55,226	81.09%	22,272	77.59%	32,954	147.96%
Sales & Marketing expenses	1,045	1.53%	1,554	5.41%	(509)	- 32.75%
General & Admin expenses	1,560	2.29%	1,064	3.71%	496	46.62%
R&D expenses	255	0.37%	413	1.44%	(158)	- 38.26%
Depreciation & Amortization	175	0.26%	310	1.08%	(135)	- 43.55%
Allowance for Obsolete Inventory	1,387	2.04%	98	0.34%	1,289	1,315.31%
Loss on Disposal of property, Plant and Equipment	454	0.67%	0	0.00%	454	0.00%
Interest expenses	116	0.17%	25	0.09%	91	364.00%
Other income, net	75	0.11%	544	1.90%	(469)	- 86.21%
Income before tax	7,965	11.69%	3,513	12.24%	4,452	126.73%
Income taxes	1,247	1.83%	21	0.07%	1,226	5,838.10%
Net income	6,718	9.86%	3,492	12.17%	3,226	92.38%

The following table summarizes our operating result for the three months ended December 31, 2006 and 2005, respectively:

	Three months ended December 31, 2006		Three months ended December 31, 2005		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Revenues	22,207	100.00%	12,101	100.00%	10,106	83.51%
Cost of sales	17,973	80.93%	8,891	73.47%	9,082	102.15%
Sales & Marketing expenses	119	0.54%	423	3.50%	-304	-71.87%
General & Admin expenses	-323	-1.45%	295	2.44%	-618	-209.49%
R&D expenses	68	0.31%	76	0.63%	-8	-10.53%
Depreciation & Amortization	26	0.12%	146	1.21%	-120	-82.19%
Allowance for Obsolete Inventory	761	3.43%	222	1.83%	539	242.79%
Loss on Disposal of property, Plant and Equipment	454	2.04%	0	0.00%	454	0.00%
Interest expenses	46	0.21%	0	0.00%	46	0.00%
Other income, net	74	0.33%	3	0.02%	71	2,366.67%
Income before tax	3,157	14.22%	2,051	16.95%	1,106	53.92%
Income taxes	1,087	4.89%	-2	-0.02%	1,089	54,450.00%
Net income	2,070	9.32%	2,053	16.97%	17	0.83%

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

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”) and returns. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We have a policy of including handling costs incurred for finished goods, which are not significant, in sales and marketing expenses.

Warranties

We offer warranties on the products we manufacture. Terms generally are for one year from the date of sale. Provision for warranty expense is established for costs that are expected to be incurred after the sales and delivery of products under warranty. The balance of warranty provision was $53,000 by the year ended December 31, 2006. The warranty provision is determined based on known product failures, historical experience of the level of repairs and replacements, and other currently available evidence.

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the PRC.

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

Trade receivables and allowance for doubtful accounts

Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the year in which the estimate is revised. Trade receivables are presented net of an allowance for doubtful accounts of $230,000 and $149,000 as of December 31, 2006 and of 2005 respectively.

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

Results of operation

Revenues

Our revenues were $68,108,000 for the twelve months ended December 31, 2006, representing an increase of 137.27% as compared to 28,705,000 in the Fiscal Year 2005. After going through an environment of reformation in the cellular phone market in 2005, we adjusted our business model, our market position and our strategy and improved our technology and the quality of our products, in terms of both function and appearance. We believe that we are now in a much better position to deal with the rapidly changing and competitive market for cellular phone products in the PRC. Also, we are better prepared to take advantage of the rejuvenated cellular phone market that has resulted from the reduction in the monthly fee charged by telecommunication provides in the second quarter of 2006.

We continue the cooperation with telecommunication operator and expanded the sales of our CDMA products, which accounted for 37% of our total revenues for the year ended December 31, 2006, representing an increase of 398%, compared to 2005. Meanwhile, the sales of GSM products have remained relatively stable. Our business strategy emerged in the second quarter and took effect in the third and fourth quarter.

Our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage. Our high-end products contain those same features as well as PDA, GPRS and office software function, special industry applications and other attractive features and functions. The appearance of all our products are in line with the latest trends, including being ultra slim and containing a wide use of metal casing, and they have been well received by our customers. We introduced a middle-grade dual mode cellular phone with both GSM & CDMA applications in the third quarter to meet the demand in the market for this type of product.

Products Segment

For the year ended December 31, 2006, products attributed over 3% of our revenues are shown as follows:

	Twelve months ended December 31, 2006
	$’000	% of revenue
D8120	10,805	15.86%
C8000	10,442	15.33%
D8110	10,124	14.86%
Daxian X5	8,395	12.33%
C300	4,572	6.71%
C200	3,373	4.95%
C109	2,474	3.63%
Others	17,923	26.32%

In 2006, we kept on our self-developed handsets business and jointly cooperation with our R&D partners, which took 53% of the total revenue, representing a decrease of 5%, as compared to 58% in 2005; we also developed the trade sales activities in order to widen our revenue streams, which took 47% of the total revenue in 2006, representing an increase of 5%, as compared to 42% in 2005. The increase in the portion of the trading mobile phones activities subsequently provides a risk-control on R&D investments and materials-ordering in facing the competition from the ‘black market’ (counterfeit) cellular phones in the PRC, because the business cycle of trade sales is shorter than R&D models, which made us forestall the ‘black market’ cellular phones in the market.

The total revenue for the twelve months ended December 31,2006 amounted to $68,108,000, of which the sale of GSM products in this period accounted for $43,064,000, or 63.23%, of our total revenue. The GSM products mainly included, D8120 ($10,805,000), D8110 ($10,124,000), Daxian X5 ($8,395,000), and others ($13,740,000). The sales of CDMA was $25,044,000, representing 36.77% of our total revenue, which included C8000 ($10,442,000), C300 ($4,572,000), C200 ($3,373,000), C109 ($2,474,000), and others ($4,183,000). The CDMA sale has sharply increased by $20,012,000, or 397.69%, as compared to $5,032,000 in fiscal year 2005.

Our GSM products are mainly purchased from China Electronic Apparatus Company and Beijing Dong Fang Long Yu Trading Company, which include D8120 (ultra thin, slide PDA with MP3, MEPG4, Camera, T-Flash Card, handwriting touch screen), D8110 (ultra thin, slide PDA with MP3, MEPG4, Camera, T-Flash Card), X5 (ultra thin with MP3, MEPG4, Camera, T-Flash Card). Our CDMA products are mainly purchased from Tian Feng Ju Yuan Technology Company Limited, Beijing Tian Hong Bo Communication Apparatus Company Limited and Dalian Daxian Telecom Co., Ltd, which include C8000 (a high-end PDA with MP3, MEPG4, Camera, T-Flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset), C300 (a high-end cell phone with colorful screen, MP3, Camera and IM System), C200 (a low-end shell phone with colorful screen, MP3, Camera), C109 (a low-end bar phone with colorful screen).

For the three months ended December 31, 2006, products attributed over 3% of our revenues are shown as follows:

	Three months ended December 31, 2006
	$’000	% of revenue
D8110	8,698	39.17%
C8000	6,737	30.34%
D8120	5,893	26.54%
Others	879	3.96%

In the fourth quarter of 2006, sales reached $22,207,000, as compared with $12,101,000 in the same period in 2005, which represents a growth in sales of 83.51%. Revenue derived from GSM cellular phones in the fourth quarter of 2006 was $15,053,000 and accounted for 67.79% of the sales in this quarter. Meanwhile, sales of our CDMA products in the fourth quarter of 2006 generated revenue of $7,154,000 and accounted for 32.21% of sales in this quarter, which accounts for a $5,092,000 increase as compared to the same period of 2005.

The revenue in the fourth quarter of 2006 had increased by 8.19%, as compared to $20,525,000 in the third quarter of 2006. The increase of the revenue is primarily attributable to the launch of our ultra-thin, slim bar modes which are currently in demand by the market; and our cooperation with telecommunication operators with respect to our CDMA products in various grades.

Customers Segment

	Twelve months ended December 31, 2006
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	36,406	53.45%
CEC Cellular Limited	12,902	18.94%
CECT-Chinacomm Communications co.,ltd	10,485	15.39%
Others	208	0.31%
Subtotal (Domestic)	60,001	88.10%
Singapore ST	6,112	8.97%
Singapore CEO	1,996	2.93%
Subtotal (Overseas)	8,107	11.90%

Our revenues were primarily derived from three major domestic customers. For the twelve months ended December 31, 2006, our revenues generated from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), CEC Cellular Limited (“CECM”) and CECT-Chinacomm Communications Co.,Ltd (“ZDHT”) were $36,406,000, $12,902,000, and $10,485,000 respectively. XWSD is one of the most important customers of Xelent for a long period of time, the sales to XWSD was accounting for 53.45% of the total revenues in 2006. The other two major domestic customers accounted for 18.94% (CECM) and 15.39% (ZDHT) respectively. Both XWSD and CECM are distributors and dealers in Mainland China, and their sales networks cover most of the major cities in the PRC. ZDHT is a new customer which began to cooperate with us from the fourth quarter of 2006. ZDHT is a telecommunication devices and services operator. In the overseas market, we distribute our products to two Singapore customers, which are namely ST Electronics (Info-Software Systems) Pte Ltd. and Chartered Electro-Optics Pte Ltd. The revenues generated from these two companies were $8,107,000, or 11.90% of the total revenue.

	Three months ended December 31, 2006
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	11,590	52.19%
CECT-Chinacomm Communications co.,ltd	10,485	47.21%
Others	132	0.60%

In the fourth quarter, 52.19% of our revenue is generated from XWSD, and 47.21% from ZDHT. To reduce the risk of concentration, we developed a new customer of ZDHT in the fourth quarter, which could enlarge our customer base.

Other income, net

For the twelve months ended December 31, 2006, other net income was $75,000, or 0.11% of the total revenues. There was a significant decrease as compared with $544,000 of other net income in the same period of 2005. The decrease in other income, net in 2006 was primarily due to the once-off royalty fee rebate amounting to $309,000 in the second quarter of 2005.

Operating expenses

For the twelve months ended December 31, 2006, our operating expenses amounted to $60,102,000. The operating expenses mainly includes sales and marketing, general and administrative and R & D expenses and depreciation were shown and compared with the same period in 2005 as follows:

	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Cost of sales	55,226	81.09%	22,272	77.59%	32,954	147.96%
Sales & marketing exp.	1,045	1.53%	1,554	5.41%	(509)	-32.75%
General & admin. exp.	1,560	2.29%	1,064	3.71%	496	46.62%
R&D	255	0.37%	413	1.44%	(158)	-38.26%
Depreciation	175	0.26%	310	1.08%	(135)	-43.55%
Allowance for Obsolete Inventory	1,387	2.04%	98	0.34%	1,289	1315.31%
Loss on Disposal of Property, Plant and Equipment	454	0.67%	0	0.00%	454	0.00%
Total	60,102	88.25%	25,711	89.57%	34,391	133.76%

For the three months ended December 31, 2006, our operating expenses was $19,078,000.

	Three months ended December 31, 2006		Three months ended December 31, 2005		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Cost of sales	17,973	80.93%	8,891	73.47%	9,082	102.15%
Sales & marketing. exp.	119	0.54%	423	3.50%	(304)	-71.87%
General & admin. exp.	(323)	-1.45%	295	2.44%	(618)	-209.49%
R&D	68	0.31%	76	0.63%	(8)	-10.53%
Depreciation	26	0.12%	146	1.21%	(120)	-82.19%
Allowance for Obsolete Inventory	761	3.43%	222	1.83%	539	242.79%
Loss on Disposal of Property, Plant and Equipment	454	2.04%	0	0.00%	454	0.00%
Total	19,078	85.92%	10,053	83.08%	9,025	89.77%

Cost of Sales

For the twelve months ended December 31, 2006, our cost of sales was $55,226,000, or 81.09% of revenue. The cost of sales to revenues was 77.59% for the corresponding period in 2005, resulting in an increase of 3.50%. The principal reasons for this increase was the keen competition in the cellular phone industry in the PRC, the pressure on price cutting in our selling price was greater than the reduction in our purchase cost. Additioanlly $8,107,000 of the sales in the second quarter of 2006 were overseas trading, which have generally lower margins as compared to our domestic sales.

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

For the twelve months ended December 31, 2006, sales and marketing expenses were $1,045,000, or 1.53% of total revenue, as compared to $1,554,000, or 5.41% of total revenue for the corresponding period in 2005. This constituted a decrease of 32.75% as compared to the corresponding period in 2005. This decrease was due to the reduction in the number of personnel. In addition, the after-sales service expense was reduced resulting from the increase of the portion of trading of cellular phones, where no after-sales service is provided for the trading activities.

Because of the reasons above, for the three months ended December 31, 2006, sales and marketing expenses were $119,000, or 0.54% of total revenue, representing a 71.87% decrease, as compared to the same period of last year. It represents a decrease of 15%, as compared with $140,000 in the third quarter of 2005.

R&D expenses

Our R&D expenses were $255,000 or 0.37% of total revenue for the twelve months ended December 31, 2006, which represents 38.26% decrease, as compared with $413,000 or 1.44% of total revenues in the same period of 2005. This decrease R&D expenses was attributed to increase in our trading activities and the change of the business model to purchase mature projects instead of R&D independently. Moreover, the reduction of staff is another reason that decreased R&D expense.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the twelve months ended December 31, 2006, general and administrative expenses were $1,560,000, which represents 2.29% of total revenue. Included in general and administrative expenses was a allowance for doubtful accounts amounting to $767,000, due primarily to the uncertainty of long outstanding account receivables and trade deposits,. Except for the allowance factor, the general and administrative expenses were $793,000 or 1.16% of the total revenue and represented a decrease of $122,000 or 13.22%, as compared to $915,000 in 2005. The decrease in the expenses was mainly due to the fact that we laid off redundant personnel. Since the second half year of 2005, we have adjusted our business strategy, and this resulted in the redundant personnel, which made the ordinary staff costs, including the wages and insurance for personnel, decrease in relation to the decrease in the numbers of staff.

For the three months ended December 31, 2006, general and administrative expenses were $-323,000. The negative balance is due to that $605,000 bad debts which has been provided in third quarter was recovered in the fourth quarter. Except for this effect, the expenses were only $282,000 or 1.27% of the total revenue, which increased 46.23%, as compared to $146,000, for the corresponding period in 2005. General and administrative expenses increased $140,000 in the fourth quarter of 2006, as compared to 142,000 in the third quarter (expect for the provision of accounts receivables). The increases were mainly due to the seasonal fluctuation.

Allowance for obsolete inventories

For the twelve months ended December 31, 2006, allowance for obsolete inventories were $1,387,000, which was due to the provision on certain age materials for some products which have stopped.

Gross profit and gross profit margin

For the twelve months ended December 31, 2006, our gross profit was $12,882,000. Our gross profit margin for the reporting period was 18.91%, which represents 3.5% decrease, as compared to 22.41% of 2005. The gross profit margin in the fourth quarter had a slight increase, which reached 19.07%.

The changes in our gross profit margin are attributable to:

1.	The keen competition from the domestic cellular manufactures and the overseas cellular providers by the strategy of price-cutting.

2.
The gross profit of overseas trade being relatively low. We have continued to develop our overseas customers since the second quarter of 2006. At the beginning stage of the development of overseas customers, the price of our products was designed to be favorable and attractive to our customers, and the gross profit of overseas is approximately 15%

3.	Increase in the sales of low-ended products, the demand of the low ended products was stimulated by the reduction of monthly charges by the telecommunication operators.

Net income

For the twelve months ended December 31, 2006, our net income was $6,718,000, or net profit margin 9.86%, representing an increase of 3,226,000 or 92.38%, as compared to $3,492,000, or net profit margin 12.17% in 2005. The improvement in our net profit is due primarily to the fact that we have been successful in changing the new business strategy, and positioning in the domestic market played an important part in the increase in our net income. Furthermore, the sharp decline of 30% in the labor costs resulting from our cost control efforts is another reason for the improvement in net income.

However, our net profit margin decreased by 2.30%, as compared to last year, which is mainly because:

1.	In 2006, the allowance for obsolete inventories and doubtful accounts were amounted to $1,387,000 and $767,000 respectively and the loss on the disposal of old moulds amounted to $454,000.

2.	The income tax of $1,247,000, which was provided in 2006.

Other than the two factors above, our net profit became $10,573, 000 and the net profit margin reached 15.52%, representing an increase of $6,833,000, as compared to the net income $3,740,000 of 2005(other than the provision). So our profitability has substantially increased in 2006.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally.

As of December 31, 2006, we had current assets of $45,567,000. Current assets are mainly comprised of accounts receivable of $31,425,000, trade deposits of $8,989,000, restricted cash, cash and cash equivalents of $2,421,000, inventory of $1,230,000 and other accounts receivable of $1,502,000. Current liabilities of $23,604,000, included accounts payable of $10,964,000, short-term bank loan of $6,268,000, other accrued expenses and accrued liabilities of $4,444,000, tax payable of $1,294,000, amounts due to directors of $330,000 and other creditors of 304,000.

We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 45-90 days. As of December 31, 2006, our accounts receivable has increased $19,391,000, as compared to $12,034,000 on December 31, 2005. The increase in our account receivables was due primarily to trading with our two major customers, XWSD and CECM.

As of December 31, 2006, our trade deposits were $8,989,000, which represented a decrease of $1,591,000 or 15%, as compared to $10,580,000 on December 31, 2005. The trade deposit comprised the deposit of the produce of Specialized Application Devices and good-sale cellular phones.

As of December 31, 2006, our inventories were $1,230,000, which represented a decrease of $3,230,000 or 72.43%, as compared to $4,460,000 on December 31, 2005. This decrease was due in large part to our use of old materials during the production of our older models. In addition, our newly developed products do not require us to carry large level of inventories because the component parts are readily available. We have critically and regularly evaluated our inventory and an allowance for obsolete inventory was made. An aggregate of $1,804,000 was taken as an allowance for obsolete inventories as of December 31, 2006.

As of December 31, 2006, we provided an advance to third party of $288,000 to overseas partners, which are Hongkong Donor Development Company Limited ($248,000) and Millon Leader International Limited ($40,000).

As of December 31, 2006, our pledged deposit was $1,128,000. The deposit was pledged to a third party guarantor for providing guarantee service to us in respect of a bank borrowing of $6,268,000.

As of December 31, 2006, our accounts payables were $10,964,000, which represented an increase of $3,025,000 or 38.1%, as compared to $7,939,000 on December 31, 2005. The increase in accounts payable was attributable mainly to unpaid products from our vendor China Electronic Apparatus Company and Fusong Technology Development (Shenzhen) Ltd.

As of December 31, 2006, our accrued expenses and other accrued liabilities were $4,444,000, which represented a significant growth of $2,185,000 or 96.72%, as compared to $2,259,000 on December 31, 2005. The increase is mainly because of the aggregated VAT of $3,961,000.

As of December 31, 2006, our tax payable was $1,294,000, which was attributable mainly to the income tax that we mentioned in the net profit analysis.

As of December 31, 2006, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Our activities, assets and liabilities are mainly denominated in RMB, any further possible inflation of RMB would be beneficial to us. We consider that the exposure to exchange fluctuations is relatively low and therefore we have not engaged in any hedging activity.

Cash Flows

As of December 31, 2006, we have the cash and cash equivalents of $2,421,000, as compared to $2,974,000 on December 31, 2005. This represented a decrease of $553,000, or 18.59%. This decrease was mainly due to the increase in the accounts receivable, which was due to the convergent trade in the end of 2006 As a result; the cash coming to us was slower. However, these trading are in the credit term.

As of December 31, 2006, our short-term loan was $6,268,000, which is composed of $2,558,000 from Huaxia Bank and $3,710,000 from Beijing Rural Bank.

Our gearing ratio, calculated as total debts over total assets, was 51.44%, as of December 31, 2006, it was basically the same as compared to 51.83% as of December 31, 2005.

Contingent Liabilities

As of December 31, 2006, we had not entered into any guarantee contracts nor any non-disclosed contracts which will affect stockholders’ equity or share structure.

Off Balance Sheet Arrangements

As of December 31, 2006, we had no off balance sheet arrangements.

Contractual Commitments

The Company is obligated to make future under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarized the Company’s contractual obligations at December 31, 2006, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$’000	$’000	$’000	$’000	$’000

Long-term Debt Obligations	6,268	6,268	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	27	27	-	-	-
Purchase Obligations	19,422	19,422		-	-
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	-	-	-	-	-
Total	25,717	25,717	-	-	-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Bank loans at December 31, 2006 were $6,268,000. The interest rate for twelve months ended December 31, 2006 was charged at 6.7% to 7.956% per annum.

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

Translation adjustments resulting from this process are recorded, when material, in accumulated other comprehensive income (loss) within stockholders' equity.

 Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During our fiscal year 2006, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of December 31, 2006, our current directors and executive officers were as follows:

Name	Age	Positions Held and Tenure
Wang Xin	38	Chief Executive Officer and a Director
Zhao Hongwei	41	Chief Financial Officer
Liu Yu	41	Director
Wang Zhibin	37	Director

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

Zhao Hongwei has served as our Chief Financial Officer since October 26, 2005. Mr. Zhao has over 15 years’ experience in accounting and financial management, mainly with listed companies in Hong Kong and Foreign Invested Enterprise in the PRC, most recently serving as the regional financial controller of XinAo Gas Holdings Limited, a listed company in Hong Kong.

Liu Yu has served as a member of our Board of Directors since March 31, 2005 and a member of the Board of Directors of Xelent since April 2003. From May 1998 to present he has also served as Chairman of the Board of Beijing Huanyitong Technology & Trading Co., Ltd. From May 1995 to April 1998, he served as General Manager of Beijing Lianwanjia Telecommunication Trading Center.

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

Subsequent Events

On February 7, 2007, Naizhong Che, Peng Wang, Zhixiang Zhang, Nathaniel K. Hsieh, and Howard S. Barth were elected to our Board of Directors by unanimous written consent of our Board of Directors, effective immediately.

Mr. Naizhong Che earned his B.S. from Beijing University of Posts and Telecommunications. Now retired, he has broad experience in the communications industry including R&D, production, imports and exports. He served twelve years with the Ministry of Information Industry of China Posts and Telecommunications Industry Standardization Institute in various capacities.

Mr. Peng Wang earned his bachelor’s degree at Central University of Finance and Economics and his master’s at Guanghua School of Management, Peking University. His expertise includes formulating, planning and implementing marketing strategies for technology companies. He is currently General Manager for Beijing Youlilianxu Technology Co., Ltd. where he is responsible for products in China, including ViewSonic projection, Samsung MP4 and LG projection.

Mr. Zhixiang Zhang earned bachelor and master’s degrees at Central University of Finance and Economics. He has extensive experience in corporate financial management, audits and financial strategy, and most recently was the Financial Controller for Cec-Chinacomm Communications Co., Ltd.

Mr. Nathaniel K. Hsieh is a member of the Illinois and Iowa Bar Associations. He earned his L.L.M. at Georgetown University and his J.D. at the University Of Iowa College Of Law. He is the Founder and President of Tritent International Corp. of Chicago, Illinois, which oversees tobacco import and manufacturing operations for one of the 60 independent tobacco manufacturers in U.S.

Mr. Howard S. Barth is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University and has over 25 years of experience as a certified accountant. Until recently, he was chief executive officer and president with Yukon Gold Corporation, Inc., a public company which is dual-listed in the U.S. and Canadian markets. He is currently a director of Yukon Gold Corporation Inc. and has served on its audit committee. He is also a member of the Board of Directors and chairman of the audit committee for Nuinsco Resources Limited, a TSX-listed exploration company.

Committees of the Board of Directors

As of December 31, 2006, our Board of Directors did not have any standing committees.

On February 7, 2007, our Board of Directors approved and authorized the establishment of three new committees to facilitate and assist the Board of Directors in the execution of its responsibilities: the Audit Committee, the Compensation Committee and the Nominations/Corporate Governance Committee. In accordance with American Stock Exchange listing standards, all the committees are comprised solely of non-employee, independent Directors. Charters for each committee are available on the Company’s website at www.orsus-xelent.com. The charter of each committee is also available in print to any stockholder who requests it. The table below shows current membership for each of the standing committees of our Board of Directors.

Audit Committee	Nominating/Corporate Governance Committee	Compensation Committee
Nathaniel K. Hsieh (Chair)	Naizhong Che (Chair)	Naizhong Che (Chair)
Howard S. Barth	Nathaniel K. Hsieh	Zhixiang Zhang
Zhixiang Zhang	Peng Wang	Peng Wang

Audit Committee

The Audit Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the rules of the American Stock Exchange (the “AMEX Rules”). Our Board of Directors has determined that all the members of the Audit Committee are financially literate pursuant to the AMEX Rules. Our Board of Directors also has determined that Mr. Barth is an Audit Committee Financial Expert within the meaning stipulated by the Securities and Exchange Commission. As the Audit Committee was only recently established subsequent to the fiscal year end on December 31, 2006, the members of the Audit Committee were not involved in the review and approval of this annual report on Form 10-K.

Corporate Governance Committee

The Corporate Governance Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the AMEX Rules.

Compensation Committee

The Compensation Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the AMEX Rules.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of independent directors.

  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year dated December 31, 2006.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

General Philosophy

We compensate our senior management and key employees through a single way of base salary currently. However our compensation programs of a mix of base salary, bonus and equity compensation is under consideration and will be designed to impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

At the senior-most levels, we will design the incentive compensation to reward company-wide performance through tying awards primarily to earnings growth and stock appreciation. At lower levels, we will design the incentive compensation to reward the achievement of specific operational goals within areas under the control of the relevant employees, although company-wide performance is also a factor.

Base Salaries

We want to provide our senior management with level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments. For our chief executive officer, we concluded that a base salary of between $65,000 and $75,000 was appropriate in this regard for fiscal year ending December 31, 2006. Similarly, we concluded that a base salary of between $30,000 and $40,000 was appropriate for our chief financial officer for fiscal year ending December 31, 2006. These ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. At the senior vice president level we have a significant level of competition for them. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Wang Xin, PEO	2006	66,309	N/A	N/A	N/A	N/A	N/A	N/A	66,309
Zhao Honwei, PFO	2006	30,110	N/A	N/A	N/A	N/A	N/A	N/A	30,110
Wang Xiaolong, Vice-President	2006	25,757	N/A	N/A	N/A	N/A	N/A	N/A	25,757
Zhou Liangyun Vice-president	2006	22,989	N/A	N/A	N/A	N/A	N/A	N/A	22,989
Wan Feng, CEO Assistant	2006	20,395	N/A	N/A	N/A	N/A	N/A	N/A	20,395

As of as of December 31, 2006, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor did the Company have any “Post-Employment Payments” to report.

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

Compensation of Directors

The Company does not has pay compensation to its directors. All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director’s and/or committee meetings. The Company may establish other compensation plans (e.g. options, cash for attending meetings, etc.) in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2006 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Wang Xin, Chief Executive Officer and Director	3,000,000	10.09%
Common	Liu Yu, Director	6,000,000	20.16%
Common	Wang Zhibin	6,000,000	20.16%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On March 17, 2006, there were 27,956,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(3)
Under applicable rules promulgated by the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(4)
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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2006 for each of our officers and directors and all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Wang Xin, Chief Executive Officer and Director	3,000,000	10.09%
Common	Liu Yu, Director	6,000,000	20.16%
Common	Zhao Hongwei, Chief Financial Officer	—	—
Common	Naizhong Che, Director	—	—
Common	Peng Wang, Director	—	—
Common	Zhixiang Zhang, Director	—	—
Common	Nathaniel K. Hsieh, Director	—	—
Common	Howard S. Barth, Director	—	—
Common	Directors and executive officers as a group (4 persons)	9,000,000	30.25%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On March 17, 2006, there were 27,956,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(3)
Under applicable rules promulgated by the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(4)
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

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2006, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs Wang Xin, Liu Yu and Wang Zhibin have outstanding loans to the company in the amount of $330,000, which loans are unsecured, interst-free and repayable by the Company on demand.

The Company has bank loans amounting of $6,268,000 which were guaranteed by the director, Messrs Liu Yu.

Director Independence

Messrs. Naizhong Che, Peng Wang, Zhixiang Zhang, Nathaniel K. Hsieh, and Howard S. Barth are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to the rules of the AMEX Rules and the Securities and Exchange Commission. All of the members of members of our Board of Directors Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the rules of the AMEX Rules and the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

The firm of Moores Rowland Mazars acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, the fees for our principal accountant were $81,500, which was composed of $22,500 for quarters review and $59,000 for Form 10-K.

Audit Related Fees

During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

As of December 31, 2006, our Board of Directors had not established an audit committee. The Audit Committee was established subsequent to the fiscal year end on December 31, 2006, but the Audit Committee has not held a meeting since its establishment and the members of the Audit Committee were not involved in the review and approval of this annual report on Form 10-K. Our equity securities are not currently listed on an exchange and automated quotation system that require its listed companies to appoint an audit committee. Our Board of Directors approved the engagement of Moores Rowland Mazars as our independent registered public accounting firm in a meeting held May 9, 2005.

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

21.1	Subsidiaries of the Company (3)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporation by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-125687).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2005.

(3)	Filed herewith.

Orsus Xelent Technologies, Inc.

Index to Consolidated Financial Statements
Year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Orsus Xelent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Orsus Xelent Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: March 30, 2007

Orsus Xelent Technologies, Inc.

Consolidated Statements of Operations
Years ended December 31, 2006 and 2005

	Note	2006	2005
		US$’000	US$’000

Operating revenues - Net sales		68,108	28,705

Operating expenses:
Cost of sales		55,226	22,272
Sales and marketing		1,045	1,554
General and administrative		1,560	1,064
Research and development		255	413
Depreciation		175	310
Allowance for obsolete inventories		1,387	98
Loss on disposal of property, plant and equipment		454	-

Total operating expenses		60,102	25,711

Operating income		8,006	2,994

Interest expense		(116)	(25)
Other income, net		75	544

Income before income taxes		7,965	3,513
Income taxes	4	(1,247)	(21)

Net income		6,718	3,492

Other comprehensive income
Foreign currency translation adjustment		626	349

Comprehensive Income		7,344	3,841

Earnings per share
Basic and diluted (US$)	5	0.23	0.12

Weighted average number of common shares outstanding		29,756,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Balance Sheets
As of December 31, 2006 and 2005

	Note	2006	2005
		US$’000	US$’000
ASSETS
Current assets
Cash and cash equivalents		2,421	2,974
Accounts receivable, net of allowance for doubtful accounts of $230,000 (2005: $149,000)		31,425	12,034
Inventories	6	1,230	4,460
Trade deposits paid		8,989	10,580
Advance to third party		288	-
Other current assets		86	182
Pledged deposit	7	1,128	-

Total current assets		45,567	30,230

Property, plant and equipment, net	8	320	781

Total assets		45,887	31,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan	9	6,268	-
Accounts payable - Trade		10,964	7,939
Accrued expenses and other accrued liabilities		4,444	2,238
Trade deposits received		251	5,432
Due to directors	12	330	320
Provision for warranty		53	122
Tax payables		1,294	21

Total current liabilities		23,604	16,072

Commitments and contingencies	13

Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 100,000,000 shares, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of December 31, 2006 and as of December 31, 2005		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves		1,042	1,042
Other comprehensive income		975	349
Retained earnings		17,752	11,034

Total stockholders’ equity		22,283	14,939

Total liabilities and stockholders’ equity		45,887	31,011

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2006 and 2005

	Common stock issued		Additional	Dedicated	Other compre-
	No. of shares	Amount	paid-in capital	reserves	hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2005	29,756,000	30	2,484	1,042	-	7,542	11,098

Net income	-	-	-	-	-	3,492	3,492

Foreign currency translation adjustment	-	-	-	-	349	-	349

Balance as of December 31, 2005	29,756,000	30	2,484	1,042	349	11,034	14,939

Net income	-	-	-	-	-	6,718	6,718

Foreign currency translation adjustment	-	-	-	-	626	-	626

Balance as of December 31, 2006	29,756,000	30	2,484	1,042	975	17,752	22,283

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
	US$’000	US$’000
Cash flows from operating activities
Net income	6,718	3,492
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	175	310
Loss on disposal of property, plant and equipment	454	-
Allowance for doubtful accounts	767	149
Allowance for obsolete inventories	1,387	98
Interest expense	116	53
Exchange difference	151	-
Changes in assets and liabilities:
Accounts receivable - trade	(19,072)	(3,715)
Inventories, net	1,989	1,376
Trade deposits paid	1,245	(2,239)
Other current assets	102	34
Trade deposits received	(5,359)	2,879
Accounts payable - trade	2,765	(6,266)
Provision for warranty	(73)	(65)
Accrued expenses and other accrued liabilities	2,133	1,317
Provision for taxation	1,272	21

Net cash used in operating activities	(5,230)	(2,556)

Cash flows from investing activities
Purchase of property, plant and equipment	(156)	(503)
Repayment from a related company	-	3,407
Loan to third party	(288)	-
Decrease in restricted cash	-	2,395
Pledged deposit paid	(1,128)	-

Net cash (used in) from investing activities	(1,572)	5,299

Cash flows from financing activities
Interest expense	(116)	-
Advance from stockholders	-	1
Borrowing from bank	6,268	-

Net cash from financing activities	6,152	1

Net (decrease) increase in cash and cash equivalents	(650)	2,744

Cash and cash equivalents, beginning of the year	2,974	224
Exchange gain on cash and cash equivalents	97	6

Cash and cash equivalents, end of the year	2,421	2,974

Supplemental disclosure information:
Interest expenses	116	-

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND REORGANIZATION

Orsus Xelent Technologies, Inc. (“ORXT”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004. Through its subsidiary, Universal Flirts, Inc., ORXT engaged in developing and operating an online dating service.

Prior to the reorganization with United First International Limited (“UFI”), a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”), on March 31, 2005, ORXT was a development stage company, which, other than providing an online dating service, had no operations or revenues. After recapitalization, ORXT exited the development stage after March 31, 2005.

Upon the completion of the reorganization, ORXT assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited (“BOXT”) (English translation for identification purpose only), an enterprise incorporated in Beijing, the PRC that is engaged in the business of design, retail and wholesale distribution cellular phones.

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated in the British Virgin Islands (“BVI”) with issued capital of US$2. OXHBVI is 100% owned by ORXT and the principal activity of OXHBVI is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated in HK with issued capital of HK$100 (equivalent to US$13), a company engaged in trading of cellular phone and accessories, and is 100% owned by OXHBVI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of consolidation

The results of the subsidiaries acquired or disposed of during the year are consolidated from the effective dates of acquisition or to the effective dates of disposal, respectively.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”) and returns. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company has a policy of including handling costs incurred for finished goods, which are not significant, in sales and marketing expenses.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development
All cost of research and development activities are expensed as incurred.

Warranties

The Company offers warranties for products it manufactures. Terms generally are for one year from the date of sale. Provision for warranty expense is established for costs that are expected to be incurred after the sales and delivery of products under warranty. The Company provided for anticipated warranty expense in the amount of US$81,000 and paid warranty claims of US$157,000 during the year ended December 31, 2006. The warranty provision is determined based on known product failures, historical experience of the level of repairs and replacements, and other currently available evidence.

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in various countries of operations.

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

Trade receivables

Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the year in which the estimate is revised. Trade receivables are presented net of an allowance for uncollectible amounts of US$230,000 and US$149,000 as of December 31, 2006 and of 2005 respectively.

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation is provided to write off the costs of property, plant and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the following methods:

Moulds	Sum-of-the-units method
Leasehold improvements	Straight-line method over the lease term
Machinery and equipment	Straight-line method at 20% p.a.
Office equipment	Straight-line method at 20% p.a.
Motor vehicles	Straight-line method at 20% p.a.

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Company’s business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

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

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity.

Cash equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported year. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation, inventory allowance, provision for warranty, taxes and contingencies.

Segment information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in a single business segment of trading of cellular phones

The Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one geographical areas. Segment information is disclosed in note 3 to the consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. CONCENTRATIONS

The Company is engaged principally in the design and trading of cellular phones primarily to three dealers in the PRC. The Company buys certain major products from five major suppliers. In addition, the Company subcontracts material purchasing and assembly works of cellular phones mainly to three subcontracting factories. Management believes that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market. On the other hand, the diversification of suppliers will reduce the risk of increasing production cost.

(a)	Customers accounted for over 10% of the Company's operating revenues are as follows:

	2006	2005
	%	%

Customer A	53	56
Customer B	19	20
Customer C	15	-
Customer D	-	20

No trade deposit was received from the above customers as of December 31, 2006. Trade receivables from the above customers were US$31,425,000 and US$11,359,000 as of December 31, 2006 and December 31, 2005, respectively.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

3. CONCENTRATIONS (CONTINUED)

(b)	Suppliers accounted for over 10% of the Company's purchases are as follows:

	2006	2005
	%	%

Supplier A	20	12
Supplier B	15	-
Supplier C	15	-
Supplier D	11	15
Supplier E	10	19
Supplier F	-	10
Supplier G	-	14

Gross trade deposits paid to the above suppliers were US$6,753,000 and US$187,000 as of December 31, 2006 and December 31, 2005 respectively. Trade payables owed to the above suppliers were US$1,348,000 and US$530,000 as of December 31, 2006 and December 31, 2005 respectively.

(c)	Geographical segments accounted for over 10% of the Company’s revenue are as follows:

	2006	2005
	US$’000	$	US’000
Revenues
PRC	60,001		27,841
Singapore	8,107		-
Hong Kong	-		864
	68,108		28,705

	2006	2005
	US$’000	US$’000
Carrying amount of long-lived assets
PRC	310	16
HK	10	765
Total long -lived assets	320	781

Reconciling items:
Others	45,567	30,230
	45,887	31,011

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

4.INCOME TAXES

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

UFI was incorporated in Hong Kong and has no assessable profit for the years presented. OXTHK was also incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% on OXTHK’s estimated assessable profits for the year.

Since BOXT has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax for two years since 2005 followed by a 50% reduction for the next three years.

(a) Income tax expenses comprised the following:

	2006	2005
	US$’000	U$S’000
Current tax
Hong Kong	32	21
PRC	1,215	-

	1,247	21

(b) Reconciliation from the expected statutory tax rate in the PRC of 24% (2005: 24%) is as follows:

	2006	2005
	%	%

Statutory rate - PRC	24.0	24.0
Difference in tax rates in the countries that the Company operates	(0.1)	(0.1)
Tax exemption	(14.7)	(23.8)
Non-deductible expenses	6.3	0.6

Effective tax rate	15.5	0.7

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

5.EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for the year and on the weighted average number of shares of common stock outstanding during each period as restated as a result of the reorganization and recapitalization. The 29,756,000 shares in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented.

The Company had no potential common stock equivalents with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same.

6.INVENTORIES

Inventories consisted of the followings:

	2006	2005
	US$’000	US$’000

Raw materials	1,115	4,257
Trading goods	115	203

	1,230	4,460

7.PLEDGED DEPOSIT

The Company pledged this deposit to a guaranty company to secure the loan borrowing of US$6,268,000.

8.PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	2006	2005
	US$’000	US$’000

Moulds	107	1,239
Leasehold improvements	115	112
Plant and machinery	18	14
Office equipment	266	255
Motor vehicles	89	86

	595	1,706

Accumulated depreciation	(275)	(925)

	320	781

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

9.	SHORT-TERM BANK LOANS

The bank loans were guaranteed by the director, Mr. Liu Yu and a deposit paid to a guaranty company, and were charged at interest rate of 6.7% - 7.956% per annum and repayable between January 19, 2007 and August 20, 2007.

10.	DISTRIBUTION OF INCOME

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

Since BOXT has became a WOFIE, in accordance with its Articles of Association and the relevant PRC regulations, it is required to transfer to a general reserve fund an amount not less than 10% of the amount of after-tax income and a staff welfare and bonus fund an amount to be determined by the directors. No such transfer was made in years presented.

11.	PENSION COSTS

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$27,000 and US$15,000 for the years ended December 31, 2006 and 2005 respectively.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

12.	RELATED PARTY TRANSACTION

a.	Name and relationship of related parties

Related party	Relationship with the Company during the year ended December 31, 2006
Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Zhibin	Director and stockholder of the Company #

b.	Summary of related party balances

			2006	2005
	Note		US$’000	US$’000
Due to directors
Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin	(i	)	330	320

	2006	2005
	US$’000	US$’000
Bank loans guaranteed by a director
Mr. Liu Yu	6,268	-

c.	Summary of related party transactions

	2006	2005
	US$’000	US$’000
Repayment from related company
Beijing Huan Yitong Tech & Trading Co., Ltd. *	-	3,319

Note:

(i)	The amounts are unsecured, interest-free and repayable on demand.

# Ceased to be a director since February 7, 2007
* Ceased to be related party since April 26, 2005.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements

13. COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases were US$51,000 and US$83,000 for the year ended December 31, 2006 and 2005 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2006 and 2005:

	2006	2005
	US$’000	US$’000

2006	-	27
2007	27	27

	27	54

(b)	Contingencies

In accordance with PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of December 31, 2006, there were sales amounted to approximately US$61,324,000 (2005: US$21,300,000) for which VAT invoices have not yet been issued.

Furthermore, BOXT reports its revenue for PRC enterprise income tax (“EIT”) purposes when VAT invoices are issued instead of when goods are delivered. All unbilled revenue will become taxable when invoice are issued.

The above practice is not in strict compliance with the relevant laws and regulations in respect of VAT and EIT. Despite the fact that BOXT has made full provision on VAT and EIT including surcharge in the financial statements, BOXT may be subject to a penalty for the deferred reporting of above tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more likely than not that the tax penalty will not be imposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, NC.

By:	/s/ Wang Xin
Wang Xin
Chief Executive Officer

DATED: March 31, 2007

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

Signature	Title	Date

/s/ Wang Xin	Chief Executive Officer	March 31, 2007
Wang Xin	(Principal Executive Officer) and Director

/s/ Zhao Hongwei	Chief Financial Officer	March 31, 2007
Zhao Hongwei	(Principal Accounting Officer)

/s/ Naizhong Che	Director	March 31, 2007
Naizhong Che

S-1

/s/ Peng Wang	Director	March 31, 2007
Peng Wang

/s/ Zhixiang Zhang	Director	March 31, 2007

Zhixiang Zhang

/s/ Nathaniel K. Hsieh	Director	March 31, 2007
Nathaniel K. Hsieh

/s/ Howard S. Barth	Director	March 31, 2007
Howard S. Barth

S-2

Index to Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Securities Exchange Agreement by and among Universal Flirts Corp, United First International Limited and the Shareholders of United First International Limited (2)

10.2
National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004. (2)

10.3
National Sales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated March 18, 2004. (2)

10.4
National lSales and Agency Contract by and among CEC Mobile Co. Ltd., Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated April 29, 2004. (2)

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

1

10.12	Purchase Contract by and among Beijing Orsus Xelent Technology & Trading Company Limited and Truly Semiconductor Co., Ltd. dated May 21, 2004 (2)

10.13
National Sales and Agency Contract by and among CEC Mobile Co., Ltd. Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004 (2)

10.14
National Sales and Agency Contract by and among CEC Mobile Co., Ltd. Beijing Prosperous Times Commercial & Trading Co., Ltd. and Beijing Orsus Xelent Technology & Trading Company Limited dated May 26, 2004 (2)

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
(3)  Filed herewith.

2