Form 10-Q
period 2007-03-31
Orsus Xelent Technologies Inc
filed 2007-05-15
CIK 1297024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33456

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common Stock, $.001 par value per share	29,756,000 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Orsus Xelent Technologies, Inc.

Index to Financial Statements

Page

Condensed Consolidated Statements of Operations (Unaudited)	2

Condensed Consolidated Balance Sheets (Unaudited)	3

Condensed Consolidated Statement of Cash Flows (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-9

Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

		(Unaudited)
		Three months ended March 31,
		2007	2006
	Note	US$’000	US$’000

Operating revenues		20,009	8,367

Operating expenses:
Cost of sales		16,341	6,493
Sales and marketing		113	444
General and administrative		1,374	189
Research and development		53	81
Depreciation		52	25
Allowance for obsolete inventories		320	—
Total operating expenses		18,253	7,232

Operating income		1,756	1,135
Interest expense		(127)	—
Other income, net		2	2

Income before income taxes		1,631	1,137
Income taxes	3	(384)	—

Net income		1,247	1,137

Other comprehensive income		—	—
		1,247	1,137

Earnings per share:	2

Basic		4.19 cents	3.82 cents

Weighted average number of common stock outstanding		29,756,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

		As of March 31, 2007	As of December 31, 2006
	Note	US$’000	US$’000
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		3,485	2,421
Accounts receivable, net of allowance for doubtful accounts of $Nil (2006: $230,000)		30,950	31,425
Inventories		640	1,230
Trade deposit paid		13,150	8,989
Advance to third party		—	288
Other current assets		102	86
Pledged deposit	4	1,254	1,128
		49,581
Total current assets			45,567

Property, plant and equipment, net	5	450	320
Total assets		50,031	45,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan	6	8,571	6,268
Accounts payable - Trade		9,532	10,964
Accrued expenses and other accrued liabilities		6,631	4,444
Trade deposits received		1,000	251
Due to directors	7	330	330
Provision for warranty		53	53
Tax payables		384	1,294
Total current liabilities		26,501	23,604

Commitments and contingencies
Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 100,000,000 shares, no shares issued		—	—
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of March 31, 2007 and as of December 31, 2006		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves		1,042	1,042
Other comprehensive income		975	975
Retained earnings		18,999	17,752
Total stockholders’ equity		23,530	22,283
Total liabilities and stockholders’ equity		50,031	45,887

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Unaudited)
	Three months ended March 31,
	2007	2006
	US$’000	US$’000
Cash flows used in operating activities
Net income	1,247	1,137
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	52	25
Allowance for obsolete inventories	320	—
Allowance for doubtful account	1,341	—
Interest expenses	127	—
Changes in assets and liabilities:
Accounts receivable -trade	475	(2,332)
Inventories, net	270	8
Trade deposit paid	(5,502)	(3,797)
Other current assets	(16)	(80)
Pledged deposit	(126)	—
Trade deposit received	749	3,087
Accounts payable - trade	(1,432)	(612)
Provision for warranty	—	(78)
Accrued expenses and other accrued liabilities	2,187	361
Provision for taxation	(910)
Net cash used in operating activities	(1,218)	(2,281)

Cash flows generated from (used in) investing activities
Purchase of property, plant and equipment	(182)	(89)
Loan to third party	288	(707)
Net cash generated from (used in) investing activities	106	(796)

Cash flows from financing activities
Interest expenses	(127)	—
Borrowing from banks	2,303	991

Net cash from financing activities	2,176	991
Net increase (decrease) in cash and cash equivalents	1,064	(2,086)
Cash and cash equivalents, beginning of the period	2,421	2,974
Cash and cash equivalents, end of the period	3,485	888

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other comprehensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2006	29,756,000	30	2,484	1,042	349	11,034	14,939

Net income	—	—	—	—	—	6,718	6,718

Foreign currency translation adjustment	—	—	—	—	626	—	626
Balance as of December 31, 2006	29,756,000	30	2,484	1,042	975	17,752	22,283

Net income	—	—	—	—	—	1,247	1,247
Balance as of March 31, 2007	29,756,000	30	2,484	1,042	975	18,999	23,530

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and 2006 have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated in the Company's Form 10-KSB for the year ended December 31, 2006 filed on 2 April 2007. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period.

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

United First International Limited was incorporated in Hong Kong and has no assessable profit for the periods presented. Orsus Xelent Trading (HK) Limited (“OXTHK”) was also incorporated in Hong Kong and Hong Kong Profits Tax has not been provided as OXTHK incurred a loss for taxation purposes. Since Beijing Orsus Xelent Technologies & Trading Co., Limited has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years followed by a 50% reduction for the next three years, commencing fiscal year 2006.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and March 31, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

3.	INCOME TAXES (CONTINUED)

Upon adoption of FIN 48 on January 1, 2007, and as of March 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2007, no interest or penalties were recorded.

4.	PLEDGED DEPOSIT

The Company pledged this deposit to a guaranty company to secure the loan borrowing of US$6,268,000.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	(Unaudited)
	As of March 31, 2007	As of December 31, 2006
	US$’000	US$’000

Moulds	112	107
Leasehold improvements	115	115
Plant and machinery	18	18
Office equipment	266	266
Motor vehicles	266	89
	777	595

Accumulated depreciation	(327)	(275)
	450	320

6.	SHORT-TERM BANK LOAN

The bank loan is secured by the director, Mr. Liu Yu, and is repayable on February 19, 2008 at interest rate 7.67% per annum.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

7.	RELATED PARTY TRANSACTION

a.	Name and relationship of related parties

Related party	Relationship with the Company during the period ended March 31, 2007

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Zhibin	Director and stockholder of the Company #

b.	Summary of related party balances

			(Unaudited)
			As of March 31, 2007	As of December 31, 2006
	Note		US$’000	US$’000

Due to directors
Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin	(i	)	330	330

	(Unaudited)
	As of March 31, 2007	As of December 31, 2006
	US$’000	US$’000

Bank loans guaranteed by a director
Mr. Liu Yu	8,571	6,268

Note:
(i)	The amounts are unsecured, interest-free and repayable on demand.

#	Ceased to be a director since February 7, 2007

Item 2.	Managements’ Discussion and Analysis of Financial Conditions and Results of Operations

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

OVERVIEW

The Company was organized under the laws of State of Delaware in May 2004, under the name of “Universal Flirts Corp.”. On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company’s common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

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

In July, 2005, a wholly owned subsidiary, namely Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated in Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People’s Republic of China (the “PRC”).

The business operations of UFIL are conducted through its wholly-owned subsidiary, Xelent, which is also commonly called “Orsus Cellular” within the cellular phone industry. Xelent has been engaged since May 2003 in the business of designing cellular phones for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered “ORSUS” with the PRC State Administration for Industry and Commerce as its product trademark. The cellular phone products produced by Xelent are customarily equipped with leading features including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 to 240-minute video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent sold approximately 1,430,000 cellular phones since the first product launched in 2004.

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

On February 26, 2006, the TDS-CDMA technology standard was officially announced as the 3G (Third Generation) technology standard in the PRC. However, sales of products incorporating the 3G has not developed as rapidly as generally anticipated (it was expected that 3G network construction and issuance of 3G licenses would be approved by the end of 2006). Although the granting of 3G licenses has been delayed, the 3G commercial use could be expected before the end of 2007. We are now being negotiated with the 3G solution and chips providers in order to develop a sample of cellular phone for the telecommunication operator testing in a timely manner. Once the 3G technology has been introduced to the market, Xelent should be in a good position to take advantage of this business opportunity. We have commenced the development of our owned 3G cellular phone products, including 3G PCBA (3G technologies platform) and cellular phones with 3G PCBA, based on our existing 2G and 2.5G cellular technologies and cooperation with our 3G solution and chips providers. Additionally, we are planning to join into the TDS-CDMA Industry League, as well as working toward the granting of 3G cellular phones manufacturing licenses from the PRC government in 2007.

BUSINESS REVIEW

Since the beginning of year 2006, we adopted the strategy to directly cooperate with the telecommunication operators in the PRC, we continued our customization strategy to meet the requirements of our telecommunication operator customers and aim at establishing a long-term cooperation relationship with them. Now, we have become a cooperation partner of one of the major telecommunication operators in the PRC, China Unicom, to produce cellular phone equipped with specialized application devices. Recently, we are going to enter into a sale contract with China Unicom for the product of X180. We expected the sales order of product X180 could be reached about 70,000 units in 2007. Additionally, the cooperation with another major telecommunication operator, China Mobile, also has a substantial development. We are going to act as an agent for a cellular phone. We expect the cooperation with China Mobile will become much closer and finally we could be one of the mobile suppliers of China Mobile.

In facing the business opportunities of the cellular phone equipped with specialized application device and the cooperation with telecommunication operators, a new marketing and sales division was established in this quarter, which played an important role in the communicating with specific industry customers and telecommunication operators, consolidating the relationship with telecommunication operators and upgrading the sales ability of the company. On the other hand, we did not forget the public use cellular phone market, which is our core business. The sales volume of the tradition cellular phone sale maintained a stable achievement in the first quarter. In the first quarter of 2007, the revenue increased by 139.14%, as compared to the same time period of 2006.

The following table summarizes our operating result for the three months ended March 31, 2007 and 2006, respectively:

	Three months ended March 31, 2007		Three months ended March 31, 2006		Comparison
	$’ 000	% of revenue	$’ 000	% of revenue	$’000%
Revenues	20,009	—	8,367	—	11,642	139.14%
Cost of sales	16,341	81.67%	6,493	77.60%	9,848	151.67%
Sales & Marketing expenses	113	0.56%	444	5.31%	-331	-74.55%
General & Admin expenses*	1,374	6.87%	189	2.26%	1,185	626.98%
R&D expenses	53	0.27%	81	0.97%	-28	-34.57%
Depreciation & Amortization	52	0.26%	25	0.30%	27	108.00%
Allowance for Obsolete Inventory	320	1.60%	—	—	320	—
Interest expenses	127	0.63%	—	—	127	—
Other income, net	2	0.01%	2	0.02%	—	—
Income before tax	1,631	8.15%	1,137	13.59%	494	46.45%
Income taxes	384	1.92%	—	—	384	—
Net income	1,247	6.23%	1,137	13.59%	110	9.67%

*	General & Administrative expenses includes an allowance for trading deposit receivables of $1,215,000.

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

RESULTS OF OPERATION

Revenues

Our revenues were $20,009,000 for the three months ended March 31, 2007, representing an increase of 139.14% as compared to 8,367,000 of the same period last year. After going through an environment of reformation in the cellular phone market in 2005, we adjusted our business model, our market position and our strategy and improved our technology and the quality of our products, in terms of both function and appearance. We believe that we are now in a much better position to deal with the rapidly changing and competitive market for cellular phone products in the PRC. We are better prepared to take advantage of the rejuvenated cellular phone market.

We continued to cooperate with telecommunication operators and expanded the sales of our CDMA products, which accounted for 68% of our total revenues for the three months period ended March 31, 2007. Meanwhile, the sales of traditional GSM products have remained relatively stable.

Our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage. Our high-end products contain those same features as well as PDA, GPRS and office software function, special industry applications and other attractive features and functions. The appearance of all our products are in line with the latest trends, including being ultra slim and containing a wide use of metals, and they have been welcomed by our customers.

Product Segments

The total revenue for the three months ended March 31, 2007 amounted to $20,009,000, of which the sale of GSM products in this period accounted for $6,375,000, or 32%, of our total revenue. The GSM products mainly included, D8110 ($6,287,000). The sales of CDMA was $13,634,000, representing 68% of our total revenue, which included C8000 ($6,735,000), M5 ($3,991,000), M6 ($2,908,000). The high demand in the CDMA products is resulting from the promotion of CDMA product and the enhancement of CDMA network coverage from the China Unicom. The increase in the number of CDMA users promoted the demand of CDMA products in this quarter.

Our GSM products are purchased from Beijing Dong Fang Long Yu Trading Company, which includes D8110 (ultra thin, slide PDA with MP3, MEPG4, Camera, T-Flash Card). Our CDMA products are purchased from Beijing Tian Hong Bo Communication Apparatus Company Limited, which includes C8000 (a high-end PDA with MP3, MEPG4, Camera, T-Flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset), M5 and M6(a low-end shell phone with colorful screen, MP3, Camera).

	Three months ended March 31, 2007
	$’000	% of revenue
D8110	6,735	33.66%
C8000	6,287	31.42%
M5	3,991	19.95%
M6	2,908	14.53%
Others	88	0.44%
Total	20,009	100%

Customer Segments

For the three months ended March 31, 2007, our revenues generated solely from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”) who has been the most important customer for a long period. It is a distributor and dealer in Mainland China, and its sales networks cover most of the major cities in the PRC.

	Three months ended March 31, 2007
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	20,009	100%

Other income

The other income mainly represented the interest income generated from bank deposits.

Operating expenses

For the three months ended March 31, 2007, our operating expenses are $18,253,000.The operating expenses mainly includes sales and marketing, general and administrative and R & D expenses and depreciation were shown and compared with the same period in 2006 as follows:

	Three months ended March 31, 2007		Three months ended March 31, 2006		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Cost of sales	16,341	81.67%	6,493	77.60%	9,848	151.67%
Sales & marketing exp.	113	0.56%	444	5.31%	-331	-74.55%
General & admin. exp.	159	0.79%	189	2.26%	-30	-15.87%
R&D	53	0.26%	81	0.97%	-28	-34.57%
Depreciation	52	0.26%	25	0.30%	27	108.00%
Allowance for trading deposit receivable	1,215	6.07%	—	—	1,215	—
Allowance for Obsolete Inventory	320	1.60%	—	—	320	—
Total	18,253	91.22%	7,232	86.44%	11,021	152.32%

Cost of sales

For the three months ended March 31, 2007, our cost of sales was $16,341,000, or 81.67% of revenue. The cost of sales was $6,493,000, or 77.6% for the corresponding period in 2006, which represented an increase of 151.67%. The principal reasons for this increase was the keen competition in the mature cellular phone industry, the pressure on the price cutting in selling price was greater than the reduction in our purchase cost..

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

For the three months ended March 31, 2007, sales and marketing expenses were $113,000, or 0.56% of total revenue, as compared to $440,000, or 5.31% of total revenue for the corresponding period in 2006. This constituted a decrease of 74.55% as compared to the corresponding period in 2006. This decrease was due to reduce in the after-sell service which is resulting from the changes in the after-sales service policy and the cost of products repair was afford by the original manufactures.

R&D expenses

Our research and development (“R&D”) expenses were $53,000 or 0.26% of total revenue for the three months ended March 31, 2007, which represents 34.57% decrease, as compared with $81,000 and 0.97%, respectively, in the same period of 2006. This decrease of 34.57% in R&D expenses was attributed to increase in our trading activities and the change of the business model to purchase mature projects instead of R&D independently. Moreover, the reduction of staff is another reason that decreased R&D expense.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended March 31, 2007, general and administrative expenses were $159,000 or 0.79% of the total revenue, which decreased 15.87%, compared to $189,000, or 2.26%, for the corresponding period in 2006.

Allowance for trading deposit receivable

For the three months ended March 31, 2007, bad debts reserve was $1,215,000, which was composed of the balance of the trading deposit paid to Shanghai Sunrise Electronic Technology, Co. Ltd and Shanghai Simcom Technology Co. Ltd respectively, as well as part of the trading deposit paid to Dalian DAXIAN Communication Co. Ltd. All of the remaining deposit receivable will be collected by the end of the second quarter of 2007.

Gross Profit and Gross Profit Margin

For the three months ended March 31, 2007, our gross profit was $3,668,000. Our gross profit margin for the reporting period was 18.33%, which represents 4.07% decrease, as compared to 22.40% of the same time period of 2006.

The changes in our gross profit margin are attributable to:

1.	The keen competition from the domestic cellular manufactures and the overseas cellular providers by the strategy of price-cutting.

2.	Increase in the sales of low-ended products, the demand of the low ended products was stimulated by the reduction of monthly charges by the telecommunication operators.

3.
Compared with the average gross profit margin of 18.9% in 2006, the gross profit margin in the first quarter in 2007 kept steady, which is mainly because we increased our payment of deposit to the manufactures in order to get a favorable price.

Net Income

For the three months ended March 31, 2007, our net income was $1,247,000, or net profit margin 6.23%, representing an increase of 110,000 or 9.67%, as compared to $1,137,000, or net profit margin 13.59% in the same time period of 2006. Other than the allowance for Obsolete Inventory and allowance for account receivables, our net income was $2,782,000 and the net profit margin reached 13.90%, representing an increase of 1,645,000 or 144.68%, as compared to the first quarter of 2006.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally.

As of March 31, 2007, we had current assets of $49,581,000. Current assets are mainly comprised of accounts receivable of $30,950,000, trade deposits of $13,150,000, cash and cash equivalents of $3,485,000, inventory of $640,000 and other accounts receivable of $1,356,000. Current liabilities of $26,501,000, included accounts payable of $9,532,000, deposit received of $1,000,000, short-term bank loan of $8,571,000, other accrued expenses and accrued liabilities of $6,631,000, tax payable of $384,000, amounts due to directors of $330,000 and other creditors of $53,000.

We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 45-90 days. As of March 31, 2007, our accounts receivable has decreased $475,000, as compared to $31,425,000 on December 31, 2006.

As of March 31, 2007, our trade deposits were $13,150,000, which represented an increase of $4,161,000 as compared to $8,989,000 on December 31, 2006. The trade deposit comprised the deposit of the produce good-sale cellular phones.

As of March 31, 2007, our inventories were $640,000, which represented a decrease of $590,000, as compared to $1,230,000 on December 31, 2006. This decrease was due in large part to our use of old materials during the production of our older models. In addition, our newly developed products do not require us to carry large level of inventories because the component parts are readily available. We have critically and regularly evaluated our inventory and a provision for slow-moving inventory was made. An aggregate of $320,000 was taken as a provision for slow moving inventory as of March 31, 2007.

As of March 31, 2007, our other accounts receivable were 1,356,000, which represented a decline of $146,000, as compared to $1,502,000 on December 31, 2006. It is mainly composed of deposit of guarantee of the bank loan of $1,254,000 (the bank loan is secured by a guarantee company).

As of March 31, 2007, our accounts payables were $9,532,000, which represented a decrease of $1,432,000 or 13.06%, as compared to $10,964,000 on December 31, 2006.

As of March 31, 2007, our other accrued expenses and accrued liabilities were 6,631,000, which represented a growth of $2,187,000 or 49.21%, as compared to $4,444,000 on December 31, 2006. The increase is because the VAT is different between USGAAP and PRCGAAP and forms the tax of $4,573,000.

As of March 31, 2007, our tax payable was $384,000, which was attributable to the income tax payable in 2007.

As of March 31, 2007, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and Hong Kong Dollar. Our revenue and expenses, assets and liabilities are mainly denominated in RMB. Our activities, assets and liabilities are mainly denominated in RMB, any further possible inflation of RMB would be beneficial to us. We consider that the exposure to unfavorable exchange fluctuations is relatively low and therefore we have not engaged in any hedging activity.

CASH FLOWS

As of March 31, 2007, we have the cash and cash equivalents of $3,485,000, as compared to $2,421,000 on December 31, 2006. This represented an increase of $1,064,000, or 43.95%. This increase was mainly due to the enhancement of control of account receivables, and some outstanding accounts were collected, also, we obtained the second loan of $2,558,000 from Beijing Rural Bank.

As of March 31, 2007, our short-term loan was $8,571,000, which is composed of $2,303,000 from Huaxia Bank and $6,268,000 from Beijing Rural Bank.

Our gearing ratio, calculated as total debts over total assets, was 52.97%, as of March 31, 2007, it increased slightly as compared to 51.44% as of December 31, 2006.

CONTINGENT LIABILITIES

As of March 31, 2007, we had not entered into any guarantee contracts nor non-disclosed contracts which will affect stockholders’ equity or share structure.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarized the Company’s contractual obligations at March 31, 2007, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$’000	$’000	$’000	$’000	$’000

Long-term Debt Obligations	8,571	8,571	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	73	73	—	—	—
Purchase Obligations	3,888	3,888	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—
Total	12,532	12,532	—	—	—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Bank loans at March 31, 2007 were $8,571,000. The interest rate for three months ended March 31, 2007 was charged at 7.344% to 7.956% per annum.

The Company considers RMB as its functional currency as a substantial portion of the Company's business activities are based in RMB. However, the Company has chosen the United States dollar as its reporting currency.

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

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments, when materials resulting from this process are recorded in accumulated other comprehensive income within stockholders' equity.

Item 4T.	Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:  /s/ Wang Xin

Wang Xin
Chief Executive Officer

DATED: May 15, 2007

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002