Form 10-Q
period 2007-06-30
Orsus Xelent Technologies Inc
filed 2007-08-20
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007
Common Stock, $.001 par value per share	29,756,000 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Orsus Xelent Technologies, Inc.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
		(Unaudited) Three months ended June 30,				(Unaudited) Six months ended June 30,
		2007		2006		2007		2006
	Note	$	US000	$	US000	$	US000	$	US000

Operating revenues:			16,356		17,009		36,365		25,376

Operating expenses:
Cost of sales			13,181		14,670		29,522		21,163
Sales and marketing			134		342		247		786
General and administrative			614		500		1,988		689
Research and development			243		66		296		147
Depreciation			35		100		87		125
Allowance for obsolete inventories			272				592

Total operating expenses			14,479		15,678		32,732		22,910

Operating profit			1,877		1,331		3,633		2,466

Interest expense			(177)		(29)		(304)		(29)
Other income, net			5		3		7		5

Income before income taxes			1,705		1,305		3,336		2,442

Income taxes	3		(256)		(160)		(640)		(160)

Net income			1,449		1,145		2,696		2,282

Other comprehensive income			—		—		—		—

			1,449		1,145		2,696		2,282

Earnings per share:	2

Basic and diluted			0.05		0.04		0.09		0.08

Weighted average number of common stock outstanding			29,756,000		29,756,000		29,756,000		29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
		As of June 30, 2007	As of December 31, 2006
	Note	US$000	US$000
ASSETS
Current assets
Cash and cash equivalents		2,315	2,421
Accounts receivable, net of allowance for doubtful accounts of US$Nil (2006: US$230,000)		38,508	31,425
Inventories		271	1,230
Trade deposit paid		12,221	8,989
Advance to third party		—	288
Other current assets		63	86
Pledged deposit	4	1,128	1,128

Total current assets		54,506	45,567

Property, plant and equipment, net	5	418	320

Total assets		54,924	45,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	6	8,571	6,268
Accounts payable		11,937	10,964
Accrued expenses and other accrued liabilities		5,920	4,444
Trade deposits received		1,013	251
Due to directors	9	324	330
Due to a stockholder	9	133	—
Provision for warranty		115	53
Tax payables		1,932	1,294

Total current liabilities		29,945	23,604

Commitments and contingencies	8

Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 100,000,000 shares, no shares issued		—	—
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of June 30, 2007 and as of December 31, 2006		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves		1,042	1,042
Other comprehensive income		975	975
Retained earnings		20,448	17,752

Total stockholders’ equity		24,979	22,283

Total liabilities and stockholders’ equity		54,924	45,887

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Unaudited)
	Six months ended June 30,
	2007	2006
	US$000	US$000
Cash flows from operating activities
Net income	2,696	2,282
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	87	125
Allowance for obsolete inventory	592	—
Allowance for doubtful account	1,409	—
Changes in assets and liabilities:
Accounts receivable	(7,083)	(8,107)
Inventories, net	367	786
Trade deposits paid	(4,641)	2,526
Other current assets	23	29
Trade deposits received	762	(5,172)
Accounts payable	973	2,019
Due to directors	(133)	—
Due to a stockholder	133	—
Provision for warranty	62	(56)
Accrued expenses and other accrued liabilities	1,474	705
Provision for taxation	640	160

Net cash used in operating activities	(2,639)	(4,703)

Cash flows from investing activities
Purchase of property, plant and equipment	(185)	(150)
Advance from directors	127	—
Repayment from (Loan to) third parties	288	(249)

Net cash provided by (used in) investing activities	230	(399)

Cash flows from financing activities
Borrowing from bank	2,303	2,477

Net cash provided by financing activities	2,303	2,477

Net decrease in cash and cash equivalents	(106)	(2,625)

Cash and cash equivalents, beginning of the period	2,421	2,974

Cash and cash equivalents, end of the period	2,315	349

Supplemental disclosure information
Interest expenses	304	29

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$000	US$000	US$000	US$000	US$000	US$000

Balance as of January 1, 2006	29,756,000	30	2,484	1,042	349	11,034	14,939

Net income	—	—	—	—	—	6,718	6,718

Foreign currency translation adjustment	—	—	—	—	626	—	626

Balance as of December 31, 2006	29,756,000	30	2,484	1,042	975	17,752	22,283

Net income	—	—	—	—	—	2,696	2,696

Balance as at June 30, 2007 (Unaudited)	29,756,000	30	2,484	1,042	975	20,448	24,979

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

1.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and 2006 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated in the Company's Form 10-K for the year ended December 31, 2006 filed on April 2, 2007. The results of operations for the six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA (“USGAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

United First International Limited was incorporated in Hong Kong and has no assessable profit for the periods presented. Orsus Xelent Trading (HK) Limited (“OXTHK”) was also incorporated in Hong Kong and Hong Kong Profits Tax has not been provided as OXTHK incurred a loss for taxation purposes. Since Beijing Orsus Xelent Technologies & Trading Co., Limited has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2005, followed by a 50% reduction for the next three years.

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

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and June 30, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

3.	INCOME TAXES (CONTINUED)

Upon adoption of FIN 48 on January 1, 2007, and as of June 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended June 30, 2007, no interest or penalties were recorded.

4.	PLEDGED DEPOSIT

The Company pledged the deposit to a guaranty company which serves as a guarantor for a bank loan of the Company amounted to US$6,268,000 obtained during 2006 as set out in note 6 to the financial statements.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	(Unaudited)
	As of June 30, 2007	As of December 31, 2006
	US$’000	US$’000

Moulds	115	107
Leasehold improvements	115	115
Plant and machinery	18	18
Office equipment	266	266
Motor vehicles	266	89

	780	595

Accumulated depreciation	(362)	(275)

	418	320

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

6.	SHORT-TERM BANK LOANS

All bank loans are secured by guarantee provided by the director, Mr. Liu Yu. Bank loans of US$6,268,000 are further secured by guarantees provided by a guaranty company as set out in note 4 to the financial statements. The bank loans are repayable within one year at interest rates ranging from 7.344% to 7.956% per annum.

7.	SEGMENT INFORMATION

During the period ended June 30, 2007, all revenue of the Company are from its business of designing for retail and wholesale distribution cellular phones. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and all its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

8.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, the Company had contingent liabilities not provided for in the financial statements in respect of guarantee of banking facilities granted to an independent third party amounting to approximately US$15,350,000 (equivalent to RMB120,000,000).

9.	RELATED PARTY TRANSACTION

a.	Name and relationship of related parties

Related party	Relationship with the Company during the period ended June 30, 2007

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Zhibin	Stockholder of the Company #

#	Ceased to be a director since February 7, 2007

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTION (CONTINUED)

b.	Summary of related party balances

		(Unaudited)
		As of June 30, 2007	As of December 31, 2006
	Note	US$000	US$000

Due to directors
Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin		—	330
Mr. Wang Xin and Mr. Liu Yu	(i)	324	—

		(Unaudited)
		As of June 30, 2007	As of December 31, 2006
	Note	US$000	US$000

Due to a stockholder
Mr. Wang Zhibin	(i)	133	—

		(Unaudited)
		As of June 30, 2007	As of December 31, 2006
		US$000	US$000

Bank loans guaranteed by a director
Mr. Liu Yu		8,571	6,268

Note:

(i)	The amounts are unsecured, interest-free and repayable on demand.

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

OVERVIEW

The Company was organized under the laws of State of Delaware in May 2004, under the name of “Universal Flirts Corp.” On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company’s common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the purchase and share exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company’s common stock. Immediately, the Company had 14,756,000 shares of its common stock outstanding.

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited (“UFIL”), a company incorporated under the laws of Hong Kong. The exchange was consummated under the laws of State of Delaware and pursuant to the terms of Exchange Agreement dated effective as of March 31, 2005 (the “Exchange Agreement”). In connection with its acquisition of UFIL, the Company also authorized a 4-1 forward split of its common stock.

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, $0.001 par value, to the stockholders of UFIL, representing approximately 50.41% of the Company’s issued and outstanding common stock, in exchange for 20,000,000 outstanding shares of UFIL and cash payment of $50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding. Pursuant to this exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company’s business operations are now conducted through UFIL’s wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its name to Orsus Xelent Technologies, Inc.

In July, 2005, a wholly owned subsidiary, Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated under the laws of Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People’s Republic of China (the “PRC”).

The business operations of UFIL are conducted through its wholly-owned subsidiary, Xelent,which is also commonly called “Orsus Cellular” within the cellular phone industry. Xelent has been engaged since May 2003 in the business of designing cellular phones for retail and wholesale distribution economically priced cellular phones. In February 2004, Xelent registered “ORSUS” with the PRC State Administration for Industry and Commerce as its product trademark. The cellular phone products produced by Xelent are customarily equipped with leading features including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 minute to 4 hours video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent has sold approximately 1,505,000 cellular phones since its first product launched in 2004.

In the market of GSM mobiles, Xelent provided its handsets to all kinds of customers and dealers and maintained a good relationship with them. At present, the GSM mobile devices constitute a significant percentage of the sales and profit of the Company. What’s more, Xelent has emphasized the development of specialized application mobile terminals in accordance with market changes and popular features. The Company set foot in the specialized application field and made great efforts in the marketing since September 2006. Based on its evaluation on the market and the engagement proposals from the major customers, the Company begun to produce X180 in mass volume since April 2007 and grasp the great opportunity to win the specialized application mobile terminal market. In June 2007, the Company received an order for 15,000 units from China Unicom under an initial intent agreement for 50,000 units. This is the first agreement and order signed with China Unicom, the second largest telecomm operator in China, since the establishment of the Company. More than 70,000 units of the specialized application mobile terminals are expected to be sold in 2007 (including X180 and the other new specialized application mobile terminals).

In the first quarter 2007, the Company confirmed its business relationship with China Unicom and started a cooperative relationship based on the specialized application mobile terminal. The purchase contract on X180 was signed with China Unicom in June 2007. A cooperative relationship with China Mobile is also being pursued in connection with this project. The Company believes it will finalize the agreement in the near future.

In April its common shares were approved for listing on the American Stock Exchange (“AMEX”), and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS”. The Company's CUSIP Number is 68749U106.

Business Review

In the beginning of 2006, the Company made the strategy to set up cooperative relationships with telecomm operators and suppliers to increase sales and orders for the Company. Now in the second quarter 2007, the benefits of this policy are being realized. The Company has focused on the implementation of 3G mobile technologies on China. The Company has negotiated with many 3G design companies and expects to provide samples to China Mobile for testing. Additionally, we are planning to join into the TDS-CDMA Industry League, and are working toward obtaining our 3G cellular phones manufacturing licenses from the PRC government in 2007. The Company has positioned itself well to take advantage of this opportunity.

The Company’s management team has become more experienced and has a clearer focus on sales targets and its distribution market. Furthermore, the Company optimized its operation organization. The newly setup business center has begun to strengthen the ties between the Company, the market and its customers. Meanwhile, the Company continued to work diligently to expand its customer base, including a continued push into the field of specialized applications. Even with these initiatives, the Company continued to grow its traditional markets, as evidenced by its increase of 43.30% in operation and 18.14% in net profit for the most recent fiscal quarter as compared to the same period last year.

Since the beginning of 2007, we have shifted our operation strategy to increase our profitability and avoid a mass distribution of low price products. Our focus is on the importance on the mid-level and high-end products, which will allow us to comparatively reduce our operating costs and expenses as compared to revenues.

The following table summarizes our operating result for the six months ended June 30, 2007 and June 30, 2006, respectively:

	Six months ended June 30, 2007		Six months ended June 30, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	36,365	100.00%	25,376	100.00%	10,989	43.30%
Cost of sales	29,522	81.18%	21,163	83.40%	8,359	39.50%
Sales & marketing expenses	247	0.68%	786	3.10%	(539)	(68.58%)
General & admin. expenses	579	1.59%	379	1.49%	200	52.77%
R&D expenses	296	0.81%	147	0.58%	149	101.36%
Depreciation	87	0.24%	125	0.49%	(38)	(30.40%)
Allowance for obsolete inventories	592	1.63%	—	—	592	100.00%
Allowance for trading deposit receivable	1,409	3.87%	310	1.22%	1,099	354.52%
Interest expenses	304	0.84%	29	0.11%	275	948.28%
Other net income	7	0.02%	5	0.02%	2	40.00%
Pre-tax profit	3,336	9.17%	2,442	9.62%	894	36.61%
Income tax	640	1.76%	160	0.63%	480	300.00%
Profit (Loss)	2,696	7.41%	2,282	8.99%	414	18.14%

The following table summarizes our operating result for the three months ended June 30,2007 and June 30, 2006, respectively:

	Three months ended June 30,2007		Three months ended June 30,2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	16,356	100.00%	17,009	100.00%	(653)	(3.84%)
Cost of sales	13,181	80.59%	14,670	86.25%	(1,489)	(10.15%)
Sales & marketing expenses	134	0.82%	342	2.01%	(208)	(60.81%)
General & admin. expenses	420	2.57%	190	1.12%	230	121.05%
R&D expenses	243	1.49%	66	0.39%	177	268.18%
Depreciation	35	0.21%	100	0.59%	(65)	(65.00%)
Allowance for obsolete inventories	272	1.66%	--	--	272	100.00%
Allowance for trading deposit receivable	194	1.19%	310	1.82%	(116)	(37.42%)
Interest expenses	177	1.08%	29	0.17%	148	510.34%
Other net income	5	0.03%	3	0.02%	2	66.67%
Pre-tax profit	1,705	10.42%	1,305	7.67%	400	30.65%
Income tax	256	1.57%	160	0.94%	96	60.00%
Profit (Loss)	1,449	8.86%	1,145	6.73%	304	26.55%

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

RESULTS OF OPERATION

Revenues

Our Revenues were $36,365,000 for six months ended June 30, 2007, representing an increase of 43.30% as compared to $25,376,000 in the corresponding period in 2006. We went through a slow business period because the products reformation in 2006 affected our operation revenues. We continued to introduce many new models and improved the technology, and still met our operation objectives and the customaries markets. Therefore, our experience allows us to handle the rapidly changing and competitive market as well as continue to improve the functions and appearances of our cellular products. We continued to cooperate with the established distributors and telecommunication operators and expanded the sales of our CDMA products, which accounted for 79% of our total revenues.

At present, we divide our products into three categories according to the distribution channels: (1) specialized application mobile terminals; (2) tailor-made products for operators; and (3) traditional products for the common customers in market. In addition, we created three series of product lines based on the nature of the products, such as functions, appearances, prices and target market and so on: our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage, while our high-end products contain the above-mentioned features as well as PDA, GPRS and office software functions, special industry applications and other attractive features and functions.

Products Segment

In 2007, in order to carry out the business in three major channels, we emphasized our self-developed specialized handsets and operators tailored products. At the same time, we maintained our joint cooperation projects with our R&D partners and increased our trading activities in order to widen our revenue streams. We increased the number of our models of mobile phones sold in the market as compared to the same period last year and most of them were newly created in the current year. The sales of CDMA accounted for three-quarters of the total sales.

The revenues of product segments for six months ended June 30, 2007:

	Six months ended June 30, 2007
	$000	% of Revenue

C8100	8,801	24.20%
N808	2,230	6.13%
X180	3,914	10.76%
N3200	629	1.73%
N3201	672	1.85%
C8000	6,735	18.52%
D8110	6,287	17.29%
M5	3,991	10.97%
M6	2,908	8.00%
Others	198	0.55%
Total	36,365	100%

For the six months ended June 30, 2007, the total revenues were $36,365,000. Due to the newly developed Specialized Application Mobile Terminal X180, the sales of CDMA products keep on growing since the beginning of the year and reached $28,579,000, representing 78.59% of our total revenue. The CDMA products included X180, C8100, C8000, N808, M5 and M6. The sale of GSM products in this period accounted for $7,786,000, or 21.41%, of our total revenue, which was mainly from the sales of D8110, N3200, N3201 and other small sales products.

Our GSM products are purchased from Zhejiang Holley Communications Company and Beijing Dong Fang Long Yu Trading Company, which include N3200/N3201(MP3,MP4,Camera, T-flash Card) D8110 (ultra thin, slide PDA with MP3, MP4, Camera, T-Flash Card, PC camera). CDMA products are provided by two major suppliers, China Electronic Appliance Corporation, and Beijing Tian Hong Bo Communication Apparatus Company Limited. The trading products included X180, of ORS’s brand (high-end PDA, specialized application mobile terminal, barcode Scanning, and wireless handling of office work), C8100 (high-end PDA, MP3, MP4, Camera, T-flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset), and M5 and M6 (a low-end cell phone with MP3, T-Flash Card).

The revenues of product segments for the three months ended June 30, 2007:

	Three months ended June 30,2007
	$000	% of Revenue

C8100	8,801	53.81%
N808	2,230	13.63%
X180	3,914	23.93%
N3200	629	3.85%
N3201	672	4.11%
Others	110	0.67%
Total	16,356	100.00%

In the second quarter, the sales reached $16,356,000, which was only slightly lower than the sales of $17,009,000 for the same period last year. The CDMA products generated $14,945,000, and accounted for 91.37% of the total sales in this quarter. The CDMA products consist of mid-level and high-end handsets and increased $8,362,000 as compared to the same period last year, And it grew by 9.62% as compared to $13,634,000 of last quarter. X180, a new CDMA model, defined as the specialized application mobile terminal, was launched into the market. 10,000 units were sold and aggregated $3,914,000 with a gross profit of above 38%. Revenue derived from traditional GSM cellular phones was $1,411,000, and accounted for 8.63% of the sales in this quarter.

The company’s revenues mainly attributed to: (1) the launch of specialized application mobile terminals to meet the specific application market. (2) the introduction of fashionable appearances and features to satisfy market demand. (3) the distribution through traditional channels.

Customer Segments

The revenues of customer segments for six month ended June 30, 2007.

	Six months ended June 30, 2007
	$000	% of Revenue

Beijing Xingwang Shidai Tech & Trading Co., Ltd.	32,451	89.24%
China Electronic Appliance Corporation	3,914	10.76%
Total	36,365	100.00%

For the six months ended June 30, 2007, our revenues were mainly derived from two major domestic customers, Beijing Xingwang Shidai Tech & Trading Co., Ltd. (XWSD), and China Electronic Appliance Corporation (CEAC). Beijing Xingwang Shidai Tech & Trading Co., Ltd. has been the most important customer of us for a long period, and accounted for 89.24% of the total sales in this period. It is the largest distributor and dealer in Mainland China and has sales networks in major cities in the PRC. China Electronic Appliance Corporation is a subsidiary of China Electronics Corporation Group (CEC), serving as one of the three largest trading enterprises in the electronic industry in China.

The revenues of customer segments for the three months ended June 30, 2007:

	Three months ended June 30, 2007
	$000	% of Revenue

Beijing Xingwang Shidai Tech & Trading Co., Ltd.	12,442	76.07%
China Electronic Appliance Corporation	3,914	23.93%
TOTAL	16,356	100.00%

The total sales revenues declined by 18.26% in comparison with the last quarter. Our deliveries to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) were terminated in this quarter due to the fact that CECT-Chinacom had an outstanding debt over our credit limit. China Electronic Appliance Corporation, a new dealer of us, was mainly distributing a recently developed model called specialized application mobile terminal X180.

Other net income

For six months ended June 30, 2007, other net income accounted for $7,000, or 0.02% of the total revenue. It was mainly generated from selling a few obsolete raw materials in stock which won’t be used any more; it has risen slightly as compared with $5,000 for the same period last year.

Operating expenses

For the six months ended June 30, 2007, our operating expenses are $32,688,000. The operating expenses mainly includes sales and marketing, general and administrative and R & D expenses and depreciation were shown and compared with the same period in 2006 as follows:

	Six months ended June 30, 2007		Six months ended June 30, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%

Cost of sales	29,522	81.18%	21,163	83.40%	8,359	39.50%
Sales & marketing expenses	247	0.68%	786	3.10%	(539)	(68.57%)
General & admin. expenses	579	1.59%	379	1.49%	200	52.77%
R&D expenses	296	0.81%	147	0.58%	149	101.36%
Depreciation	87	0.24%	125	0.49%	(38)	(30.40%)
Allowance for trading deposit receivable	1,409	3.87%	310	1.22%	1,099	354.52%
Allowance for obsolete inventories	592	1.63%	—	—	320	100.00%
Total	32,732	90.01%	22,910	90.28%	9,822	42.87%

The operating expenses for the three months ended June 30, 2007:

	Three months ended June 30, 2007		Three months ended June 30, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%

Cost of sales	13,181	80.59%	14,670	86.25%	(1,489)	(10.15%)
Sales & marketing expenses	134	0.82%	342	2..01%	(208)	(60.82%)
General & admin. expenses	420	2.57%	190	1.12%	230	121.05%
R&D expenses	243	1.49%	66	0.39%	177	268.18%
Depreciation	35	0.21%	100	0.59%	(65)	(65.00%)
Allowance for trading deposit receivable	194	1.19%	310	1.82%	(116)	(37.42%)
Allowance for obsolete inventories	272	1.66%	—	—	272	100.00%
Total	14,479	88.52%	15,678	92.17	(1,199)	(7.65%)

Cost of sales

For six months ended June 30, 2007, our cost of sales was $29,522,000, or 81.18% of revenues. The cost of sales to revenue decreased by 2.22%, as compared to 83.40% of the corresponding period in 2006. The principle reasons of the decrease were that the gross profit of traditional mobiles started to fade day by day, but the specialized application mobile terminal X180 which has a high gross profit, inspired the total operating gross income to increase.

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

For the six months ended June 30, 2007, sales and marketing expenses were $247,000, or 0.68% of the revenue, as compared to $786,000, or 3.10% of the revenue for the corresponding period in 2006. This constituted a decrease of 68.58% as compared to the same period in 2006 due to the reduction in the number of personnel. The costs for salaries and social insurances etc. were reduced greatly therewith.

In 2006, the restructure of the management framework and the personnel reduction, which the company started in the second quarter, and finished in the third quarter, caused a great decrease of the sales and marketing expenses. In the fourth quarter, the after-sale maintenance services were shifted to the materials suppliers, reducing the workload of our after-sale service department. After further negotiation, the costs of all the after-sale services, excluding the employees’ salaries, were borne by our cooperative partner. This resulted in a significant reduction of our sales and marketing expenses.

Because of the reasons above, for the three months ended June 30, 2007, sales and marketing expenses were $134,000, or 0.82% of total revenue, representing a 60.82% decrease, as compared to $342,000 in the same period of last year.

R&D expenses

Our R&D expenses were $296,000 or 0.81% of total revenue for six months ended June 30, 2007, which represents 101.36% increase, as compared with $147,000 and 0.58%, respectively, in the same period of 2006. The increase was attributed to the increased spending in the research and development of promising specialized application mobile terminals.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the six months ended June 30, 2007, the total general and administrative expenses were $2,580,000, or 7.09% of the total revenue. After deducting the inefficient payment receivable of $1,409,000 and the allowance for obsolete inventories of $592,000, the actual general and administrative expenses were $579,000 or 1.59% of the total revenue, representing an increase by $200,000 or 52.77% as compared to $379,000, or 1.49% for the corresponding period in 2006. The increase was mainly due to the expenses of $37,000 for the employees training and the guarantee charge of $125,000 paid to China Rural Commercial Bank Junbo Branch Bank.

Because of the reasons above, for the three months ended June 30, 2007, general and administrative expenses were $420,000, or 2.57% of total revenue, representing an increase of $230,000 or 121.05%.

Allowance for obsolete inventories

For the six months ended June 30, 2007, allowance for obsolete inventories were $859,000, which was due to the provision on the slow moving raw materials and finished products.

Gross Profit and Gross Profit Margin

For the six months ended June 30, 2007, our gross profit was $6,843,000. Our gross profit margin for the reporting period was 18.82%, which represents 2.22% increase, as compared to 16.60% of the same period of 2006.

The gross profit margin growth of entire products lines is attributable to:

1.	the company’s increased efforts to develop and distribute the more highly profitable products

2.	the fact that more than 38% of the gross profit margin was yielded by specialized application mobile terminal X180.

Net income

For the six months ended June 30, 2007, our net income was $ 2,696,000 or net profit margin 7.41%, representing an increase of $414,000 or 19.94%, as compared to $2,282,000, or net profit margin 8.99% in the same period of 2006. The increase in our net profit is due to our new business strategy and cost controls.

However, our net profit margin shows no big difference, as compared to last year, which is mainly because:

1.	In 2007, we paid the income tax at the ratio of 12% of the aggregated profit.

2.	In 2007, the allowance for obsolete inventories and doubtful accounts were amounted to $2,001,000.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and the short-term indirect financing from the domestic banks.

As of June 30, 2007, we had current assets of $54,506,000. Current assets are mainly comprised of account receivable $38,508,000, trade deposits of $12,221,000, cash and cash equivalents of $2,315,000, inventories of $271,000 and other accounts receivable of $1,191,000. Our current liabilities of $29,945,000, included accounts payable of $11,937,000, short-term bank loan of $8,571,000, other accrued expenses and accrued liabilities of $5,918,000, tax payable of $1,934,000, amounts due to directors of $324,000, amounts due to a stockholder of $133,000 and other creditors of 1,128,000.

We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 45-90 days. As of June 30, 2007, our accounts receivable has increased to $38,508,000, as compared to $31,425,000 on December 31, 2006. The increase in our account receivable was primarily derived from our two major customers, XWSD and CEAC in the second quarter of 2007.

As of June 30, 2007, our trade deposits were $12,221,000, which represented a increase of $3,232,000 or 35.96%, as compared to $8,989,000 on December 31, 2006. The trade deposit comprised the deposit for the order of Specialized Application Devices and the advance payment on other good-sale cellular phones.

As of June 30, 2007, our other accounts receivable were $1,191,000, which symbolized a slight fall, as compared to $1,502,000 on December 31, 2006. It is mainly composed of deposit of guarantee of the bank loan of $1,128,000 (the bank loan is secured by a guarantee company since 2006).

As of June 30, 2007, accounts payables were $11,937,000, which represented an increase of $973,000 or 8.87%, as compared to $10,964,000 on December 31, 2005. The increase in accounts payable was attributable mainly to unpaid products from our vendor China Electronic Apparatus Company and Fusong Technology Development (Shenzhen) Ltd.

As of June 30, 2007, other accrued expenses and accrued liabilities were $5,918,000, indicating a significant growth of $1,474,000 or 33.17%, as compared to $4,444,000 on December 31, 2006. The increase is constituted of the outstanding tax of $5,120,00 caused by the time difference between USGAAP and PRCGAAP while determining the value-added tax (VAT).

As of June 30, 2007, tax payable was $1,934,000, which was attributable mainly to the income tax at the ratio of 12% and the deferred tax.

As of June 30, 2007, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and USD. Our activities in the operation are mainly denominated in RMB. In the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the exchange fluctuations were relatively low per to RMB currency against USD currency. We consider that the exposure to exchange fluctuations dose not affect on our business and therefore we have not engaged in any hedging activity.

CASH FLOWS

As of June 30, 2007, we have the cash and cash equivalents of $2,315,000. This represented a decrease of $106,000, or 4.38% as compared to $2,421,000 on December 31, 2006. The decrease was mainly due to the payment receivable up 19.8% as compared to that of December 31, 2006 and the convergent trade. As a result, the cash coming to us was slower. However, these trading are in the credit term.

As of June 30, 2007, our short-term loan was $8,571,000, which is composed of $2,303,000 from Huaxia Bank and $6,268,000 from Beijing Rural Bank.

Our gearing ratio, calculated as total debts over total assets, was 54.52%, as of June 30, 2007. It increased slightly as compared to 51.44% as of December 31, 2006.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract to serve as guarantor of a loan in the amount of RMB120,000,000 to CECT-Chinacom Communications Co., Ltd. (CECT-Chinacom) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases. Under the guarantee contract, we shall perform all obligations of CECT under the Loan Contract if CECT fails to perform its obligations as set forth in the Loan Contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase agreements and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarized the Company’s contractual obligations at June 30, 2007, reported in order of maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$000	$000	$000	$000	$000

Long-term Debt Obligations	8,571	8,571	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	44	44	—	—	—
Purchase Obligations	3,136	3,136	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	11,751	11,751	—	—	—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Bank loans at June 30, 2007 were $8,571,000. The interest rate for six months ended June 30, 2007 was charged at 7.344% to 7.956% per annum.

The Company considers RMB as its functional currency as a substantial portion of the Company’s business activities are based in RMB. However, the Company has chosen the United States dollar as its reporting currency.

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

ORSUS XELENT TECHNOLOGIES, INC.

DATED: August 14, 2007	By:	/s/ Wang Xin
Wang Xin
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002