Form 10-Q
period 2007-09-30
Orsus Xelent Technologies Inc
filed 2007-11-14
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes       ☐       No       ☒

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12-b2 of the Exchange Act).

Yes       ☐       No       ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2007
Common Stock, $.001 par value per share	29,756,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Orsus Xelent Technologies, Inc.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
		2007	2006	2007	2006
	Note	US$000	US$000	US$000	US$000

Revenues		22,046	20,525	58,411	45,901

Cost of revenue		18,064	16,716	47,586	37,879

Gross income		3,982	3,809	10,825	8,022

Operating expenses:
Sales and marketing		142	140	389	926
General and administrative		262	1,194	2,250	1,883
Research and development		23	40	319	187
Depreciation		26	24	113	149
Allowance for obsolete inventories		108	-	700	-

Total operating expenses		561	1,398	3,771	3,145

Operating income		3,421	2,411	7,054	4,877

Finance costs		(443)	(41)	(747)	(70)
Other income		14	(4)	21	1

Income before income taxes		2,992	2,366	6,328	4,808

Income taxes	3	(422)	-	(1,062)	(160)

Net income		2,570	2,366	5,266	4,648

Other comprehensive income		-	-	-	-

		2,570	2,366	5,266	4,648

Earnings per share:	2

Basic and diluted		0.09	0.08	0.18	0.16

Weighted average shares outstanding		29,756,000	29,756,000	29,756,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
As of December 31, 2006 and September 30, 2007

(Dollars in thousands except share data and per share amounts)

		As of September 30, 2007	As of December 31, 2006
	Note	US$000	US$000
ASSETS
Current assets
Cash and cash equivalents		2,519	2,421
Accounts receivable, net of allowance for doubtful accounts of US$Nil (2006:US$230,000)		46,741	31,425
Inventories, net	4	4	1,230
Trade deposit paid, net		9,521	8,989
Advance to third party		-	288
Other current assets		106	86
Pledged deposit	5	1,128	1,128

Total current assets		60,019	45,567

Property, plant and equipment, net	6	393	320

Total assets		60,412	45,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	7	8,571	6,268
Accounts payable		13,760	10,964
Accrued expenses and other accrued liabilities		6,610	4,444
Trade deposits received		1,000	251
Due to directors	10	325	330
Due to a stockholder	10	132	-
Provision for warranty		115	53
Tax payables		2,350	1,294

Total current liabilities		32,863	23,604

Commitments and contingencies	9

Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 100,000,000 shares, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of September 30, 2007 and as of December 31, 2006		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves		1,042	1,042
Other comprehensive income		975	975
Retained earnings		23,018	17,752

Total stockholders’ equity		27,549	22,283

Total liabilities and stockholders’ equity		60,412	45,887

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
As of December 31, 2006 and September 30, 2007

(Dollars in thousands except share data and per share amounts)

	(Unaudited)
	Nine months ended September 30,
	2007	2006
	US$000	US$000
Cash flows from operating activities
Net income	5,266	4,648
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	113	149
Allowance for obsolete inventory	700	-
Allowance for doubtful account	1,487	-
Changes in assets and liabilities:
Accounts receivable	(15,086)	(19,493)
Inventories, net	526	2,099
Trade deposits paid	(2,249)	7,468
Other current assets	(20)	57
Trade deposits received	749	(5,172)
Accounts payable	2,796	3,825
Due to directors	(132)	-
Due to a stockholder	132	-
Provision for warranty	62	(65)
Accrued expenses and other accrued liabilities	2,166	1,236
Tax payables	1,056	160

Net cash used for operating activities	(2,434)	(5,088)

Cash flows from investing activities
Purchase of property, plant and equipment	(186)	(150)
Advance from directors	127	-
Repayment from (Loan to) third parties	288	(125)

Net cash provided by (used for) investing activities	229	(275)

Cash flows from financing activities
New loan from banks	4,861	2,477
Repayment of bank loans	(2,558)	-

Net cash provided by financing activities	2,303	2,477

Net change in cash and cash equivalents	98	(2,886)

Cash and cash equivalents, beginning of the period	2,421	2,974

Cash and cash equivalents, end of the period	2,519	88

Supplemental disclosure information
Interest expenses	496	70
Income taxes	4	-

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
As of December 31, 2006 and September 30, 2007

(Dollars in thousands except share data and per share amounts)

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$000	US$000	US$000	US$000	US$000	US$000

Balance as of January 1, 2006	29,756,000	30	2,484	1,042	349	11,034	14,939

Net income	-	-	-	-	-	6,718	6,718

Foreign currency translation adjustment	-	-	-	-	626	-	626

Balance as of December 31, 2006	29,756,000	30	2,484	1,042	975	17,752	22,283

Net income	-	-	-	-	-	5,266	5,266

Balance as at September 30, 2007 (Unaudited)	29,756,000	30	2,484	1,042	975	13,018	27,549

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

1.	BASIS OF PRESENTATION AND CONSOLIDATION

Basis of presentations
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The results for the nine-month period ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2006 Form 10-K.

Basis of consolidation
The financial statements include the accounts of Orsus Xelent Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

2.	EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.

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

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and September 30, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended September 30, 2007, no interest or penalties were recorded.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

3.	INCOME TAXES (CONTINUED)

(a) Income tax expenses comprised the following:

	(Unaudited)
	Nine months ended
	September 30,
	2007	2006
	US$’000	US$’000

Current tax
Hong Kong	-	160
PRC	1,062	-

	1,062	160

 (b) Reconciliation from the expected statutory tax rate in the PRC of 24% (2005: 24%) is as follows:

	(Unaudited)
	Nine months ended
	September 30,
	2006	2005
	%	%

Statutory rate – PRC	24.0	24.0
Difference in tax rates in the countries that the Company operates	-	(1.0)
Tax exemption	(16.8)	(22.3)
Non-deductible expenses	4.7	2.6
Unrecognized tax losses	1.3	-

Effective tax rate	13.2	3.3

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

4.	INVENTORIES, NET

Components of inventories were as follows:

	(Unaudited)
	As of September 30, 2007	As of December 31, 2006
	US$’000	US$’000

Finished goods	4	1,115
Raw materials and work in process	-	115

	4	1,230

The Company has changed its policy from keeping inventories for resale to making indent sale during the period ended September 30, 2007 and resulting in significant decrease in inventories at the balance sheet date.

5.	PLEDGED DEPOSIT

The Company pledged the deposit to a guaranty company which serves as a guarantor for a bank loan of the Company amounted to US$6,268,000 obtained during 2006 as set out in note 7 to the financial statements.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	(Unaudited)
	As of September 30, 2007	As of December 31, 2006
	US$’000	US$’000

Moulds	115	107
Leasehold improvements	115	115
Plant and machinery	18	18
Office equipment	266	266
Motor vehicles	266	89

	780	595

Accumulated depreciation	(387)	(275)

	393	320

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

7.	SHORT-TERM BANK LOANS

All bank loans are secured by guarantee provided by the director, Mr. Liu Yu. Bank loans of US$6,268,000 are further secured by guarantees provided by a guaranty company as set out in note 5 to the financial statements. The bank loans are repayable within one year at interest rates ranging from 7.344% to 7.956% per annum.

8.	SEGMENT INFORMATION

During the period ended September 30, 2007, all revenues of the Company are from its business of designing for retail and wholesale distribution cellular phones. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and all its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2007, the Company had contingent liabilities not provided for in the financial statements in respect of guarantee of banking facilities granted to an independent third party amounting to approximately US$15,350,000 (equivalent to RMB120,000,000).

10.	RELATED PARTY TRANSACTION

a. Name and relationship of related parties

Related party	Relationship with the Company during the period ended September 30, 2007

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Zhibin	Stockholder of the Company #

# Ceased to be a director since February 7, 2007

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTION (CONTINUED)

b. Summary of related party balances

		(Unaudited)
		As of September 30, 2007	As of December 31, 2006
	Note	US$000	US$000

Due to directors
Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin		-	330
Mr. Wang Xin and Mr. Liu Yu	(i)	325	-

		(Unaudited)
		As of September 30, 2007	As of December 31, 2006
	Note	US$000	US$000

Due to a stockholder
Mr. Wang Zhibin	(i)	132	-

	(Unaudited)
	As of September 30, 2007	As of December 31, 2006
	US$000	US$000

Bank loans guaranteed by a director
Mr. Liu Yu	8,571	6,268

Note:

(i) The amounts are unsecured, interest-free and repayable on demand.

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

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

OVERVIEW

The Company was organized under the laws of State of Delaware in May 2004 under the name of “Universal Flirts Corp.” On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts, Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company’s common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the stock exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

Pursuant to Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company’s common stock. Immediately following such cancellation, the Company had 14,756,000 shares of its common stock outstanding.

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited (“UFIL”), a company incorporated under the laws of Hong Kong. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Securities Exchange Agreement dated as of March 31, 2005 (the “Exchange Agreement”). In connection with its acquisition of UFIL, the Company authorized a 4-1 forward split of its common stock.

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, $0.001 par value, to the stockholders of UFIL, representing approximately 50.41% of the Company’s issued and outstanding common stock, in exchange for the 20,000,000 outstanding shares of UFIL and a cash payment of $50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding. Pursuant to this exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company’s business operations are now conducted through UFIL’s wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

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

The business operations of UFIL are conducted through its wholly-owned subsidiary, Xelent, which is also commonly called “Orsus Cellular” within the cellular phone industry. Since May 2003, Xelent has been engaged in the business of designing economically priced cellular phones for retail and wholesale distribution. In February 2004, Xelent registered “ORSUS” with the PRC State Administration for Industry and Commerce as its product trademark. The cellular phone products produced by Xelent are customarily equipped with industry leading features, including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 minute to 4 hours video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent has sold approximately 1,615,500 cellular phones since its first product launched in 2004.

In the market of GSM mobiles, Xelent provided its handsets to all kinds of customers and dealers and continues to maintain a good relationship with them. At present, the GSM mobile devices constitute a significant percentage of the sales and profit of the Company. What’s more, Xelent has emphasized the development of specialized application mobile terminals in accordance with market changes and popular features. The Company has established itself in the specialized application field and made great efforts in the marketing since entering the field in September 2006. Based on its evaluation of the market and the engagement proposals received from its major customers, the Company began to produce X180 in mass volumes since April 2007 and took advantage of the great opportunity to win the specialized application mobile terminal market. In June 2007, the Company received an order for 15,000 units from China Unicom under an initial intent agreement for 50,000 units. This is the first agreement and order signed with China Unicom, the second largest telecom operator in China, since the establishment of the Company.

In the first quarter 2007, the Company confirmed its business relationship with China Unicom and started a cooperative relationship based on the specialized application mobile terminal. With the operational expansion during the last two fiscal quarters, the third quarter witnessed another increase in revenues and net income. The revenues marked a record high in the current year and the net profit approached the sum of last two fiscal quarters. It is anticipated that both revenues and profit of this year will reach or surpass that of each past year since the establishment of the company.

In April its common shares were approved for listing on the American Stock Exchange ("AMEX"), and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS”. The Company's CUSIP Number is 68749U106.

Business Review

In the beginning of 2006, the Company made the strategic decision to set up cooperative relationships with telecom operators and suppliers to increase sales and orders for the Company. Now, the benefits of this policy are being realized. The Company has focused on the implementation of 3G mobile technologies in the PRC. The Company has negotiated with many 3G design companies and expects to provide samples to China Mobile for testing. Currently, we are planning to join into the TDS-CDMA Industry League, and are working toward obtaining 3G cellular phones manufacturing licenses for the Company (or its holding company) from the PRC government in 2008. The Company has positioned itself well to take advantage of this opportunity. Furthermore, to become less reliant on third-party manufacturers, the Company is in discussions to potentially acquire a factory and hopes to enter into an acquisition agreement by the end of the year and consummate the acquisition upon the completion of its proper audit and due diligence of the target company. This means the company will change the OEM production to independent production of its own-brand mobile phones.

The Company’s management team has become more experienced and has a clearer focus on sales targets and its distribution market. Furthermore, the Company optimized the organization of its operations during the last year. The newly setup business center has begun to strengthen the ties between the Company, the market and its customers. Meanwhile, the Company continued to work diligently to expand its customer base, including a continued push into the field of specialized applications. Even with these initiatives, the Company continued to grow its traditional markets, as evidenced by the great contribution it made to the fiscal year’s highlights; in the third quarter, traditional handsets contributed prominently to the increase of sales and revenues. For the most recent fiscal quarter ended September 30, 2007, we have achieved a 27.25% increase in operational revenues and 13.30% increase in net profit as compared to the same period last year.

Since the beginning of 2007, we have shifted our operation strategy to increase our profitability and avoid the mass distribution of low price products. Our focus is on the importance of the mid-level and high-end products, which will allow us to reduce our operating costs and expenses as compared to revenues.

The following table summarizes our operating results for the nine months ended September 30, 2007 and September 30, 2006, respectively:

	Nine months ended September 30, 2007		Nine months ended September 30, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	58,411	-	45,901	-	12,510	27.25%
Cost of sales	47,586	81.47%	37,879	82.52%	9,707	25.63%
Sales & marketing expenses	389	0.67%	926	2.02%	-537	-57.99%
General & admin. expenses	763	1.31%	519	1.13%	244	47.01%
R&D expenses	319	0.55%	187	0.41%	132	70.59%
Depreciation	113	0.19%	149	0.32%	-36	-24.16%
Allowance for obsolete inventories	700	1.20%	-	-	700	100.00%
Allowance for trading deposit receivable	1,487	2.55%	1,364	2.97%	123	9.02%
Interest expenses	747	1.28%	70	0.15%	677	967.14%
Other net income	21	0.04%	1	0.00%	20	2000.00%
Pre-tax profit	6,328	10.83%	4,808	10.47%	1,520	31.61%
Income tax	1,062	1.82%	160	0.35%	902	563.75%
Profit (Loss)	5,266	9.02%	4,648	10.13%	618	13.30%

The following table summarizes our operating results for the three months ended September 30, 2007 and September 30, 2006, respectively:

	Three months ended September 30,2007		Three months ended September 30,2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	22,046	-	20,525	-	1,521	7.41%
Cost of sales	18,064	81.94%	16,716	81.44%	1,348	8.06%
Sales & marketing expenses	142	0.64%	140	0.68%	2	1.41%
General & admin. expenses	184	0.83%	140	0.68%	44	31.43%
R&D expenses	23	0.10%	40	0.19%	(17)	(42.50%)
Depreciation	26	0.12%	24	0.12%	2	8.33%
Allowance for obsolete inventories	108	0.49%	-	-	108	100.00%
Allowance for trading deposit receivable	78	0.35%	1,054	5.14%	(976)	(92.60%)
Interest expenses	443	2.01%	41	0.20%	402	980.49%
Other net income	14	0.06%	(4)	(0.02%)	18	450.00%
Pre-tax profit	2,992	13.57%	2,366	11.53%	626	26.46%
Income tax	422	1.91%	-	-	422	100.00%
Profit (Loss)	2,570	11.66%	2,366	11.53%	204	8.62%

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

RESULTS OF OPERATIONS

Revenues

Our Revenues were $58,411,000 for nine months ended September 30, 2007, representing an increase of 27.25% as compared to $45,901,000 in the corresponding period in 2006. The increase of our operation revenues as compared to the same period last year was mainly due to two factors: we experienced a slow business period in 2006 because of the reformation of the cellular industry and products which affected our operation revenues for that period; but in the third quarter in 2007, product sales achieved a record high, with our GSM products continuing to meet the market’s demand for mid-level and high-end handsets, which resulted in a higher sales volume and triggered the increased revenue growth over the same period last year.

At present, we divide our products into three categories according to the distribution channels: (1) specialized application mobile terminals; (2) tailor-made products for operators; and (3) traditional products for the common customers in market. In addition, we created three series of product lines based on the nature of the products, such as functions, appearances, prices and target market and so on: our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage, while our high-end products contain the above-mentioned features as well as PDA, GPS and office software functions, Mobile TV, special industry applications and other attractive features and functions.

Products Segment

In 2007, in order to carry out the business in three major channels, we achieved great improvement in operator-tailored products. At the same time, we put great effort into distributing our traditional products, maintained our joint cooperation projects with our R&D partners and increased our trading activities in order to widen our revenue streams. We increased the number of our models of mobile phones sold in the market as compared to the same period last year and most of which were newly created in the current year. Through the first three quarters of 2007, our mid-level and high-end GSM performed extraordinarily well and reached the accumulated sales of $12,135,000.

The revenues of product segments for nine months ended September 30, 2007:

	Nine months ended September 30, 2007
	$000	% of Revenue
C8100	8,801	15.07%
CECTA2000	7,762	13.29%
C8000	6,735	11.53%
D8110	6,287	10.76%
OBEE007	4,373	7.49%
D907	4,073	6.97%
X180	3,914	6.70%
M5	3,991	6.83%
H8801	3,389	5.80%
M6	2,908	4.98%
M85	2,449	4.19%
N808	2,230	3.82%
N3200	629	1.08%
N3201	672	1.15%
Other	198	0.34%
Total	58,411	100%

For the nine months ended September 30, 2007, the total revenues were $58,411,000. The sales of CDMA products reached $38,490,000, representing 65.90% of our total revenue, because the operator-tailored section kept growing since the beginning of the year. Growth was triggered by specialized application mobile terminals Proxlink X180 and other intelligent mobile phones. The CDMA products included C8100, C8000, D907, M5, X180, H8801, M6,M85 and N808 with revenues of $8,801,000, $6,735,000, $4,073,000, $3,991,000, $3,914,000, $3,389,000, $2,908,000, $2,449,000 and $2,230,000, respectively. The sale of GSM products in this period accounted for $19,921,000, or 34.10%, of our total revenue, which was mainly from the sales of CECT A2000, D8110, OBEE007, N3200, N3201 and other small sales products with revenues of $7,762,000, $6,287,000, $4,373,000, $629,000, $672,000 and $198,000, respectively.

Our GSM products are purchased from Hebei Jvyuan Commerce and Trade Co., Ltd. and Beijing Dong Fang Long Yu Trading Company, which include CECTA2000 (Multimedia Player, Camera, Remote Control, Anti-stolen, U-disk), D8110 (ultra thin, slide PDA with MP3, MP4, Camera, T-Flash Card, PC camera). Our CDMA products are provided by two major suppliers, China Electronic Appliance Corporation and Beijing Tian Hong Bo Communication Apparatus Company Limited, from whom the trading products included X180 of ORS’s brand Proxlink (high-end PDA, specialized application mobile terminal, barcode Scanning, and wireless handling of office work), C8100 (high-end PDA, MP3, MP4, Camera, T-flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset), C8000 (high-end PDA, MP3, MP4, Camera, T-flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset)and D907 (high-end CDMA cell phone of GSM & CDMA Simultaneous Standby Dual Mode, Mobile Stocks).

The revenues of product segments for the three months ended September 30, 2007:

	Three months ended September 30, 2007
	$000	% of Revenue
CECTA2000	7,762	35.21%
OBEE007	4,373	19.84%
D907	4,073	18.48%
H8801	3,389	15.37%
M85	2,449	11.10%
Total	22,046	100.00%

In the third quarter, sales reached $22,046,000, which was slightly higher than sales of $20,525,000 for the same period last year. With an emphasis on the high-end products, our CDMA handsets generated $9,911,000, and accounted for 44.96% of the total sales in this quarter. Revenue derived from traditional GSM cellular phones was $12,135,000 or 55.04% of the sales in this quarter.

The increase in the Company’s revenues was attributable to: (1) the launch of specialized application mobile terminals to meet the specific application market; (2) the introduction of fashionable appearances and features to satisfy market demand; and (3) the distribution through traditional channels.

Customer Segments

The revenues of customer segments for nine month ended September 30, 2007.

	Nine months ended September 30, 2007
	$000	% of Revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	54,497	93.30%
China Electronic Appliance Corporation	3,914	6.70%
Total	58,411	100.00%

For the nine months ended September 30, 2007, our revenues were mainly derived from two major domestic customers, Beijing Xingwang Shidai Tech & Trading Co., Ltd. (XWSD), and China Electronic Appliance Corporation (CEAC), in the amounts of $54,497,000 and $3,914,000, respectively, for a total amount of $58,411,000. In particular, Beijing Xingwang Shidai Tech & Trading Co., Ltd. has been our most important customer for a long period, and accounted for 93.30% of the total sales in this period. It is the largest distributor and dealer in Mainland China and has sales networks in major cities in the PRC. China Electronic Appliance Corporation, who became our customer in the second quarter, is a subsidiary of China Electronics Appliance Corporation Group (CEC), serving as one of the three largest trading enterprises in the electronic industry in China.

The revenues of customer segments for the three months ended September 30, 2007:

	Three months ended September 30, 2007
	$000	% of Revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	22,046	100.00%
TOTAL	22,046	100.00%

The total sales revenues increased by 34.79% as compared to the last quarter, all of which was derived from Beijing Xingwang Shidai Tech & Trading Co., Ltd. Our deliveries to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) were terminated in this quarter due to the fact that CECT-Chinacom had an outstanding debt over our credit limit.

Other net income

For the nine months ended September 30, 2007, other net income accounted for $21,000, or 0.04% of the total revenue. It was mainly generated from selling obsolete raw materials in stock.

Operating expenses

For the nine months ended September 30, 2007, our operating expenses are $51,357,000. The operating expenses include sales and marketing, general and administrative, R & D expenses, and depreciation, which are set forth in the following table together with a comparison with the corresponding amounts from the same period in 2006:

	Nine months ended September 30, 2007		Nine months ended September 30, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Cost of sales	47,586	81.47%	37,879	82.52%	9,707	25.63%
Sales & marketing expenses	389	0.67%	926	2.02%	(537)	(57.99%)
General & Admin. expenses	763	1.31%	519	1.13%	244	47.01%
R&D expenses	319	0.55%	187	0.41%	132	70.59%
Depreciation	113	0.19%	149	0.32%	(36)	(24.16%)
Allowance for obsolete inventories	700	1.20%	-	-	700	100.00%
Allowance for trading deposit receivable	1,487	2.55%	1,364	2.97%	123	9.02%
Total	51,357	87.92%	41,024	89.37%	10,333	25.19%

The operating expenses for the three months ended September 30, 2007 and September 30, 2006, respectively:

	Three months ended September 30, 2007		Three months ended September 30, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Cost of sales	18,064	81.94%	16,716	81.44%	1,348	8.06%
Sales & marketing expenses	142	0.64%	140	0.68%	2	1.41%
General & Admin. expenses	184	0.83%	140	0.68%	44	31.43%
R&D expenses	23	0.10%	40	0.19%	(17)	(42.50%)
Depreciation	26	0.12%	24	0.12%	2	8.33%
Allowance for obsolete inventories	108	0.49%	-	-	108	100.00%
Allowance for trading deposit receivable	78	0.35%	1,054	5.14%	(976)	(92.60%)
Total	18,625	84.48%	18,114	88.25%	511	2.82%

Cost of sales

For the nine months ended September 30, 2007, our cost of sales was $47,586,000, or 81.47% of revenues. The cost of sales to revenues decreased by 1.05%, as compared to 82.52% of the corresponding period in 2006. The principal reasons for the decrease were the decrease in sales of traditional mobiles over the period coupled with the increase in sales of specialized application mobile terminal X180, which has a higher gross profit margin and resulted in the increase of the total gross operating income.

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

For the nine months ended September 30, 2007, sales and marketing expenses were $389,000, or 0.67% of the revenues, which shows a decrease of 57.99% as compared to $926,000, or 2.02% of the revenues for the corresponding period in 2006. This sharp decrease was caused by the reduction in the number of personnel. The costs for salaries and social insurances etc. were similarly reduced.

In 2006, the restructuring of the management framework and personnel reduction, which the company started in the second quarter and finished in the third quarter, caused a great decrease of the sales and marketing expenses. In the fourth quarter, the after-sale maintenance services were shifted to the materials suppliers, reducing the workload of our after-sale service department. After further negotiation, the costs of all the after-sale services, excluding the employees’ salaries, were borne by our cooperative partners. This resulted in a significant reduction of our sales and marketing expenses.

Because of the reasons above, for the three months ended September 30, 2007, sales and marketing expenses were $142,000, or 0.64% of total revenue, representing a 1.41% increase, as compared to $140,000 in the same period of last year.

R&D expenses

Our R&D expenses were $319,000 or 0.55% of total revenue for nine months ended September 30, 2007, which represents a 70.59% increase, as compared with $187,000 and 0.41%, of total revenue in the same period of 2006. The increase was attributed to the increased spending in the research and development of promising and high-margin advanced smart mobile terminals.

General and administrative expenses

General and Administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the nine months ended September 30, 2007, the total general and administrative expenses were $2,950,000, or 5.05% of the total revenue. After deducting the inefficient payment receivable of $1,487,000 and the allowance for obsolete inventories of $700,000, the actual general and administrative expenses were $763,000 or 1.31% of the total revenue, representing an increase of $244,000 or 47.01% as compared to $519,000 or 1.13% of the total revenues for the corresponding period in 2006.

Because of the reasons above, for the three months ended September 30, 2007, general and administrative expenses were $184,000, or 0.83% of total revenue, representing an increase of $44,000 or 31.43% as compared to $140,000 or 0.68% for the corresponding period in 2006.

Allowance for obsolete inventories

For the nine months ended September 30, 2007, allowance for obsolete inventories were $700,000, which was due to the fact that old models prior to 2006 were not produced any more and some related obsolete inventories were overstocked.

Gross Profit and Gross Profit Margin

For the nine months ended September 30, 2007, our gross profit was $10,825,000, reflecting a significant increase of $2,803,000, as compared to $8,022.000 for the same period of last year. In addition, our gross profit margin for the reporting period was 18.53%, representing an increase of 1.05% as compared to 17.48% for the same period of 2006.

The gross profit margin growth of entire products lines is attributable to:

1.	the 27.25% increase of revenues for nine months ended September 30,2007, as compared to the same period last year;

2.	the company’s increased efforts to develop and distribute more highly profitable products; and

3.	for nine months ended September 30,2007, the products which yielded a profit margin of over 18% accounted for 56.89% of revenues.

Net income

For the nine months ended September 30, 2007, our net income was $ 5,266,000 or a net profit margin of 9.02%, representing an increase of $618,000, or 13.30%, as compared to $4,648,000, or a net profit margin of 10.13% in the same period of 2006. The increase in our net profit is due to our new business strategy and cost controls.

However, our net profit margin does not show a significant change from last year, which is mainly because:

1.	In 2007, we paid the income tax at the rate of 12% of the aggregated profit.

2.	In 2007, the allowance for obsolete inventories and doubtful accounts amounted to $2,187,000 by the end of third quarter.

Due to comparatively higher profits of mid-level and high-end products and the effective control over trade deposits, we have achieved net income of $2,570,000 in the third quarter, or 95.33% of the sum of the previous two quarters ($2,696,000).

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and the short-term indirect financing from the domestic banks.

As of September 30, 2007, we had current assets of $60,019,000. Current assets are mainly comprised of accounts receivable of $46,741,000, trade deposits of $9,521,000, cash and cash equivalents of $2,519,000, inventories of $4,000 and other accounts receivable of $1,234,000. Our current liabilities of $32,863,000 included accounts payable of $13,760,000, short-term bank loan of $8,571,000, other accrued expenses and accrued liabilities of $6,610,000, tax payables of $2,350,000, amounts due to directors of $325,000, amounts due to a stockholder of $132,000, trade deposits received of $1,000,000 and provision of warranty of $115,000.

We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 45-90 days. As of Sept 30, 2007, our accounts receivable had increased to $46,741,000, as compared to $31,425,000 on December 31, 2006. The increase in our account receivable was primarily derived from our two major customers, XWSD and CEAC. Our accounts receivable consisted of: $25,794,000 or 55.18% aged less than three months; $17,266,000 or 36.94% by four - six months, and $3,681,000 or 7.88% by more than six months. However, $2,587,000 of the $3,681,000 was received by the end of October 2007 and the amounts receivable for more than three months will be paid back by the end of the year.

As of September 30, 2007, our trade deposits were $9,521,000, which represented an increase of $532,000 or 5.92%, as compared to $8,989,000 on December 31, 2006. The trade deposit comprised the deposit for the order of Specialized Application Devices and the advance payment on other good-sale cellular phones.

As of September 30, 2007, our other accounts receivable were $1,234,000, which represented a slight decrease, as compared to $1,502,000 on December 31, 2006. It is mainly composed of a deposit of guarantee of the bank loan of $1,128,000 (the bank loan is secured by a guarantee company since 2006).

As of September 30, 2007, accounts payable were $13,760,000, which represented an increase of $2,796,000 or 25.50%, as compared to $10,964,000 on December 31, 2006. The increase in accounts payable was attributable mainly to unpaid products from our vendor China Electronic Apparatus Company and Fusong Technology Development (Shenzhen) Ltd.

As of September 30, 2007, other accrued expenses and accrued liabilities were $6,610,000, indicating a significant growth of $2,166,000 or 48.74%, as compared to $4,444,000 on December 31, 2006. The increase is constituted by the outstanding tax of $5,747,000 caused by the time difference between USGAAP and PRCGAAP while determining the value-added tax (VAT).

As of September 30, 2007, tax payable was $2,350,000, which was attributable mainly to income tax at the rate of 12% and the deferred tax.

As of September 30, 2007, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and USD. Our activities in the operation are mainly denominated in RMB. In the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the exchange fluctuations were relatively low per to RMB currency against USD currency. We consider that the exposure to exchange fluctuations dose not affect our business and therefore we have not engaged in any hedging activity.

CASH FLOWS

As of September 30, 2007, we had cash and cash equivalents of $2,519,000. This represented an increase of $98,000, or 4.05% as compared to $2,421,000 on December 31, 2006.

As of September 30, 2007, our short-term loan was $8,571,000, which is comprised of $2,303,000 from Huaxia Bank and $6,268,000 from Beijing Rural Bank.

Our gearing ratio, calculated as total debts over total assets, was 54.40%, as of September 30, 2007. It increased slightly compared to 51.44% as of December 31, 2006.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarized the Company’s contractual obligations at September 30, 2007, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$000	$000	$000	$000	$000

Long-term Debt Obligations	8,571	8,571	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	19	19	-	-	-
Purchase Obligations	3,136	3,136	-	-	-
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	11,726	11,726	—	—	—

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Bank loans at September 30, 2007 were $8,571,000. The interest rate for the nine months ended September 30, 2007 was charged at 7.344% to 7.956% per annum.

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

PART II – OTHER INFORMATION

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
Wang Xin
Chief Executive Officer

DATED: November 13, 2007

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Fincial Officer under Section 906 of the Sarbanes-Oxley Act of 2002