Form 10-K/A
period 2006-12-31
Orsus Xelent Technologies Inc
filed 2008-02-19
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-117718

ORSUS XELENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-1198142 (I.R.S. Employer Identification No.)

12th Floor, Tower B, Chaowai MEN Office Building
26 Chaowai Street, Chaoyang Disc.
Beijing, People’s Republic Of China 100020
(Address of principal executive offices, including zip code)

86-10-85653777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $50,170,400 based on the closing price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008
Common Stock, $.001 par value per share	29,756,000 shares

This Annual Report amends and supplements the Form 10-K of Orsus Xelent Technologies, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007, as follows:

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following graph compares the cumulative total return to shareholders on the Company’s common stock from April 30, 2005 (the first month quotations of the Company’s common stock were available) through December 31, 2007, relative to the cumulative total returns of the Russell Microcap Index+ and a customized peer group of three companies, which are: Wireless Telecom Group, Inc., Axesstel Inc. and Wireless Xcessories Group, Inc. (the “Peer Group”).

+
The Russell Microcap Index is made up of the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next smallest 1,000 securities trading on national exchanges. The index excludes lesser-regulated OTC bulletin board securities and pink-sheet stocks.

*	$100 invested on April 30, 2005 in stock or index, including reinvestment of dividends.
	4/30/05	12/31/05	12/31/06	12/31/07
Orsus Xelent Technologies Inc.	100.00	67.00	98.00	85.00
Russell Microcap	100.00	117.81	137.30	126.31
Peer Group	100.00	82.65	74.01	36.46

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the year ended December 31, 2006. This selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Revenues	$68,108	$28,705	$70,822

Operating Expenses	60,102	25,711	62,164

Other Income - Interest, net	75	544	64

Net Income	6,718	3,492	8,699

Weighted Average Common Shares Outstanding (Basic and diluted)	29,756	29,756	29,756

Net Income Per Common Share - Basic and Diluted	0.23	0.12	0.29

Consolidated Balance Sheets	As of December 31,
	2006	2005	2004
	(in thousands)
Current Assets	$45,567	$30,230	$28,243

Total Assets	45,887	31,011	29,021

Current Liabilities	23,604	16,072	17,923

Total Liabilities	23,604	16,072	17,923

Total Stockholders’ Equity	22,283	14,939	11,098

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth our statements of operations for the fiscal years ended December 31, 2006, 2005 and 2004, respectively:

Results of Operations	Year Ended December 31,
	2006	2005	2004
(in thousands, except share and per share amounts)
Revenues	$68,108	$28,705	$70,822
Costs of Sales	55,226	22,272	56,231
Sales & Marketing Expenses	1,045	1,554	3,314
General & Admin Expenses	1,560	1,064	1,435
R&D Expenses	255	413	586
Depreciation & Amortization	175	310	598
Allowance for Obsolete Inventory	1,387	98	-
Allowance for Trading Deposit Receivable	-	-	-
Loss on Disposal of property, Plant and Equipment	454	-	-
Interest Expenses	116	25	143
Other Income, net	75	544	64
Income Before Taxes and Minority Interest	7,965	3,513	8,579
Minority Interest	-	-	120
Income Tax	1,247	21	-
Net Income	6,718	3,492	8,699
Weighted Average Common Shares Outstanding	29,756	29,756	29,756

Net Income Per Common Share -Basic and Diluted	0.23	0.12	0.29

Results of operation

Years Ended December 31, 2006 and 2005

Revenues

Our revenues were $68,108,000 for the twelve months ended December 31, 2006, representing an increase of 137.27% as compared to 28,705,000 in the Fiscal Year 2005. After going through an environment of reformation in the cellular phone market in 2005, we adjusted our business model, our market position and our strategy and improved our technology and the quality of our products, in terms of both function and appearance. We believe that we are now in a much better position to deal with the rapidly changing and competitive market for cellular phone products in the PRC. Also, we are better prepared to take advantage of the rejuvenated cellular phone market that has resulted from the reduction in the monthly fee charged by telecommunication providers in the second quarter of 2006.

We continued cooperating with telecommunication operators and expanded the sales of our CDMA products, which accounted for 37% of our total revenues for the year ended December 31, 2006, representing an increase of 398%, compared to 2005. Meanwhile, the sales of GSM products have remained relatively stable. Our business strategy emerged in the second quarter and took effect in the third and fourth quarters.

Our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage. Our high-end products contain those same features as well as PDA, GPRS and office software function, special industry applications and other attractive features and functions. The appearance of all our products is in line with the latest trends, including being ultra slim and using metal casing, and they have been well received by our customers. We introduced a middle-grade dual mode cellular phone with both GSM & CDMA applications in the third quarter to meet demand in the market for this type of product.

In 2006, we withdrew from the overseas market and restructured our product strategy to focus on the development of mobile phones for customers in the PRC. As an emerging enterprise, we believed it was very important to increase our market share in the large domestic market of the PRC.

Products Segment

For the year ended December 31, 2006, products which contributed over 10% of our revenues are shown as follows:

	Twelve months ended December 31, 2006
	$’000	% of revenue
D8120	10,805	15.86%
C8000	10,442	15.33%
D8110	10,124	14.86%
Daxian X5	8,395	12.33%
Others	17,923	26.32%

In 2006, we continued our self-developed handsets business and jointly cooperated with our R&D partners, which took 53% of the total revenue, representing a decrease of 5%, as compared to 58% in 2005; we also developed trade sales activities in order to widen our revenue streams, which took 47% of the total revenue in 2006, representing an increase of 5%, as compared to 42% in 2005. The increase in the portion of trading mobile phones activities subsequently provides a risk-control on R&D investments and materials-ordering in facing the competition from the ‘black market’ (counterfeit) cellular phones in the PRC, because the business cycle of trade sales is shorter than R&D models, which made us forestall the ‘black market’ cellular phones in the market.

The total revenue for the twelve months ended December 31, 2006 amounted to $68,108,000, of which the sale of GSM products in this period accounted for $43,064,000, or 63.23%, of our total revenue. The GSM products mainly included, D8120 ($10,805,000), D8110 ($10,124,000), Daxian X5 ($8,395,000), and others ($13,740,000). The sales of CDMA was $25,044,000, representing 36.77% of our total revenue, which included C8000 ($10,442,000), C300 ($4,572,000), C200 ($3,373,000), C109 ($2,474,000), and others ($4,183,000). CDMA sales have sharply increased by $20,012,000, or 397.69%, as compared to $5,032,000 in fiscal year 2005.

Our GSM products are mainly purchased from China Electronic Apparatus Company and Beijing Dong Fang Long Yu Trading Company, which include D8120 (ultra thin, slide PDA with MP3, MEPG4, Camera, T-Flash Card, handwriting touch screen), D8110 (ultra thin, slide PDA with MP3, MEPG4, Camera, T-Flash Card), and X5 (ultra thin with MP3, MEPG4, Camera, T-Flash Card). Our CDMA products are mainly purchased from Tian Feng Ju Yuan Technology Company Limited, Beijing Tian Hong Bo Communication Apparatus Company Limited and Dalian Daxian Telecom Co., Ltd, which include C8000 (a high-end PDA with MP3, MEPG4, Camera, T-Flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset), C300 (a high-end cell phone with colorful screen, MP3, Camera and IM System), C200 (a low-end shell phone with colorful screen, MP3, Camera), and C109 (a low-end bar phone with colorful screen).

Customers Segment

	Twelve months ended December 31, 2006
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	36,406	53.45%
CEC Cellular Limited	12,902	18.94%
CECT-Chinacomm Communications Co., Ltd	10,485	15.39%
Others	208	0.31%
Subtotal (Domestic)	60,001	88.10%
Singapore ST	6,112	8.97%
Singapore CEO	1,995	2.93%
Subtotal (Overseas)	8,107	11.90%

Our revenues were primarily derived from three major domestic customers. For the twelve months ended December 31, 2006, our revenues generated from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), CEC Cellular Limited (“CECM”) and CECT-Chinacomm Communications Co., Ltd (“CECT-Chinacom”) were $36,406,000, $12,902,000, and $10,485,000 respectively. XWSD has been one of the most important customers of Xelent for a long period of time. The sales to XWSD accounted for 53.45% of the total revenues in 2006. The other two major domestic customers accounted for 18.94% (CECM) and 15.39% (CECT-Chinacom) respectively. Both XWSD and CECM are distributors and dealers in mainland PRC, and their sales networks cover most of the major cities in the PRC. CECT-Chinacom is a new customer which began to cooperate with us from the fourth quarter of 2006. CECT-Chinacom is a telecommunication devices and services operator. In the overseas market, we distribute our products to two Singapore customers, ST Electronics (Info-Software Systems) Pte Ltd. and Chartered Electro-Optics Pte Ltd. The revenues generated from these two companies were $8,107,000, or 11.90% of the total revenue.

Other income, net

For the twelve months ended December 31, 2006, other net income was $75,000, or 0.11% of the total revenues. There was a significant decrease as compared with $544,000 of other net income in the same period of 2005. The decrease in other income, net in 2006 was primarily due to the once-off royalty fee rebate amounting to $309,000 in the second quarter of 2005.

Operating expenses

For the twelve months ended December 31, 2006, our operating expenses amounted to $60,102,000. The operating expenses mainly included sales and marketing, general and administrative and R & D expenses and depreciation shown and compared with the same period in 2005 as follows:

	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Cost of sales	55,226	81.09%	22,272	77.59%	32,954	147.96%
Sales & Marketing	1,045	1.53%	1,554	5.41%	(509)	-32.75%
General & Admin	1,560	2.29%	1,064	3.71%	496	46.62%
R&D	255	0.37%	413	1.44%	(158)	-38.26%
Depreciation	175	0.26%	310	1.08%	(135)	-43.55%
Allowance for Obsolete Inventory	1,387	2.04%	98	0.34%	1,289	1315.31%
Loss on Disposal of Property, Plant and Equipment	454	0.67%	-	-	454	100.00%
Total	60,102	88.25%	25,711	89.57%	34,391	133.76%

Cost of Sales

For the twelve months ended December 31, 2006, our cost of sales was $55,226,000, or 81.09% of revenue. The cost of sales to revenues was 77.59% for the corresponding period in 2005, resulting in an increase of 3.50%. The principal reason for this increase was the keen competition in the cellular phone industry in the PRC. The pressure on price cutting in our selling price was greater than the reduction in our purchase cost. Additionally $8,107,000 of the sales in the second quarter of 2006 was overseas trading, which have generally lower margins as compared to our domestic sales.

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel, cost of provision for after-sales services, and marketing and transportation costs.

For the twelve months ended December 31, 2006, sales and marketing expenses were $1,045,000, or 1.53% of total revenue, as compared to $1,554,000, or 5.41% of total revenue for the corresponding period in 2005. This constituted a decrease of 32.75% as compared to the corresponding period in 2005. This decrease was due to the reduction in the number of personnel. In addition, the after-sales service expense was reduced as a result of the increase of the portion of trading of cellular phones, where no after-sales service is provided for the trading activities.

R&D expenses

Our R&D expenses were $255,000 or 0.37% of total revenue for the twelve months ended December 31, 2006, which represents a 38.26% decrease, as compared with $413,000 or 1.44% of total revenues in the same period of 2005. This decrease in R&D expenses was attributable to an increase in our trading activities and the change of the business model to purchase mature projects instead of R&D independently. The reduction of staff further decreased our R&D expenses.

General and administrative expenses

General and administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the twelve months ended December 31, 2006, general and administrative expenses were $1,560,000, which represented 2.29% of total revenue. Included in general and administrative expenses was an allowance for doubtful accounts amounting to $767,000, due primarily to the uncertainty of long outstanding accounts receivable and trade deposits. Except for the allowance factor, general and administrative expenses were $793,000 or 1.16% of the total revenue and represented a decrease of $122,000 or 13.22%, as compared to $915,000 in 2005. Since the second half of 2005, we adjusted our business strategy and eliminated some personnel, which made ordinary staff costs, including wages and insurance for personnel, decrease.

Allowance for repairs and returns

For the twelve months ended December 31, 2006, the allowance for repairs and returns was $146,203, representing a decrease of $294,244 or 66.81% as compared to $440,447 for the corresponding period in 2005.

 Allowance for obsolete inventories

For the twelve months ended December 31, 2006, allowance for obsolete inventories was $1,387,000, which was due to the provision for certain aged materials of mobile models whose production had been terminated.

Gross profit and gross profit margin

For the twelve months ended December 31, 2006, our gross profit was $12,882,000. Our gross profit margin for the reporting period was 18.91%, which represented a 3.5% decrease, as compared to 22.41% for 2005.

The changes in our gross profit margin are attributable to:

1.
Competition from domestic cellular manufacturers and overseas cellular providers through strategic price-cutting. We believe that the keys to strengthening our competitiveness in the market are our products strategy of providing tailor-made products to operators and supplying specialized application mobile terminals to end-users of special government and business sectors; diversification of our product lines to minimize competition from similar products in the market; and maintaining sufficient revenues streams and earning abilities.

2.
The gross profit of overseas trade being relatively low. We have continued to develop our overseas customers since the second quarter of 2006. At the beginning stage of the development of overseas customers, the price of our products was designed to be favorable and attractive to our customers, and the gross profit of overseas was approximately 15%

3.	An increase in the sales of low-ended products. The demand for low-end products was stimulated by the reduction of monthly charges by telecommunications operators.

Net income

For the twelve months ended December 31, 2006, our net income was $6,718,000, or net profit margin 9.86%, representing an increase of 3,226,000 or 92.38%, as compared to $3,492,000, or net profit margin of 12.17% in 2005. The improvement in our net profit was due primarily to the fact that we were successful in changing the new business strategy, and positioning in the domestic market played an important part in the increase in our net income. The improvement in net income was also a result of a 30% decline in labor costs resulting from our cost control efforts.

However, our net profit margin decreased by 2.30%, as compared to last year, which is mainly because:

1.	In 2006, the allowance for obsolete inventories and doubtful accounts amounted to $1,387,000 and $767,000, respectively, and the loss on the disposal of old models amounted to $454,000.

2.	Income tax totaled $1,247,000 in 2006.

Other than the two factors above, our net profit was $10,573,000 and net profit margin reached 15.52%, representing an increase of $6,833,000, as compared to net income of $3,740,000 for 2005 (other than the provision of $98,000 and $141,000 for obsolete inventories and for trade receivable doubtful accounts, respectively). Our profitability increased substantially in 2006.

Years Ended December 31, 2005 and 2004

Revenues

Our revenues for 2005 were $28,705,000 in 2005, representing a decrease of 59.47% as compared to the same period in 2004. The decrease was primarily due to fierce competition in the PRC cellular phone market. The cellular phone manufacturer’s enlarging production capability during the past years and the rapid growth of the industry, together with the accelerating speed of new products launched, all contributed to a shorter products lifecycle and over supply of obsolete inventory. Additionally, competition from the counterfeit and “black market” cellular phones in the PRC market affected the operations and market environment of the PRC cellular phones industry. In order to meet changing market demands, we developed series of new products with innovative functions and extended our product lines by using our newly developed platform SpreadTrum and MTK in the second half of the year.

Our revenues increased from $3,440,000 in the first half of the year to $25,265,000 in the second half of the year, representing 88.02% of the revenues for the year ended December 31, 2005. The significant growth in revenues was primarily due to the introduction of a series of new products with innovative functions, such as 70A, 62+, 8205, 60+, M72 and M36. During 2005, multimedia cellular phones were the mainstream product in the market. We captured the latest demand trend of the domestic consumption market to launch new models with leading features including MP3, MPEG4, FM radio and large memory capacity. Such new products also generated a higher profit margin for us.

Additionally, in the second half of 2005, we changed our strategy to develop cellular phones for platforms other than the GSM system. We adopted a strategy to strengthen cooperation with telecommunications operators and other cellular phone manufacturers to provide solution consultation in the production of CDMA cellular phone model C100. The solution consultation included knowledge of the software application, field testing, mechanical and molding design and marketing. Through co-operation with telecommunications operators and other cellular phone manufacturers, we participated in the production of CDMA cellular phones and also built relationships with the telecommunications operators, providing us with opportunities to develop a potential CDMA market and generate additional orders from the telecommunications operators in the future. During this quarter, sales of C100 phones were $5,032,000, representing 17.53% of our revenues.

In addition, during this quarter, we commenced cellular phone trading activities with domestic and overseas customers. In the domestic market, we still can earn profits by using our existing strategic partners’ sales networks, although the margin would be lower than the sales of self-produced cellular phones. In the overseas market, we sold over 10,000 units of M18+ to a customer in Hong Kong during the last quarter of 2005.

Product Segment

For the year ended December 31, 2005, products contributing over 5% of our revenues are shown as follows:

	Twelve months ended December 31, 2005
	$’000	% of revenue
C100	5,032	17.53%
N108	2,326	8.10%
8068	2,326	8.10%
OS70+	1,959	6.82%
K600	1,443	5.03%

The sales of OS70+, represented 6.82% of our revenues and resulted from the new products launched in 2005. In the second half of 2005, total sales of new products were over $4,410,000, representing 15.36% of total revenues.

The sales of C100 amounted to $5,032,000, representing 17.53% of revenues, which was the result of cooperation with telecommunications operators. The trading activities generated from the sales of GSM cellular phones N108 and 8068 and CDMA cellular phone K600 were $2,326,000, $ 2,326,000 and $1,443,000, respectively, representing 8.10%, 8.10% and 5.03% of revenues, respectively. Through the introduction of new innovative features models and the development of new business streams, our revenues achieved stable growth since this quarter.

Customers Segment

	Twelve months ended December 31, 2005
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	16,175	56.35%
Hebei Mascot Communication Equipment Co., Ltd.	5,871	20.45%
CEC Cellular Limited	5,777	20.13%
Others	882	3.07%

Our revenues were primarily derived from three major customers. For the year ended December 31, 2005, our revenues were mainly generated from orders from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), Hebei Mascot Communication Equipment Co., Ltd. (“MASCOT”) and CEC Cellular Limited (“CECM”) were $16,175,000, $5,871,000 and $5,777,000 respectively, which represents 56.35%, 20.45% and 20.13% of the revenue respectively. We established a strategic partnership with CECM and XWSD for a long period of time, both of which are provincial and national distributors and dealers, with sales networks covering most of the main cities of the PRC. MASCOT is a newly developed provincial distributor since the 3rd quarter of 2005, and its sales networks cover most of the main cities of the PRC, particularly in the northern region.

It is our primary policy to broaden our distribution channels so as to minimize the concentration risk of few distributors. We will explore other opportunities to further develop our distribution channels. To enhance healthy competition, MASCOT is mainly responsible for distributing our old products. Through the cooperation with different strategic partners in different areas, we believe we can further extend our distribution channels and stimulate our revenues in the short-run and also strengthen our brand awareness.

Other income, net

For the year ended December 31, 2005, other income, net was $544,000, and accounted for 1.62% of total revenue, as compared to $64,000, or 0.09% of total revenue for the corresponding period in 2004. Other income, net had a sharp period-to-period increase that is mainly due to a royalty fee rebate amounting to $309,000 in the 2nd quarter of 2005.

Operating expenses

For year ended December 31, 2005, operating expenses mainly included sales and marketing expenses, general and administrative expenses and R & D expenses shown as follows:

	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Cost of sales	22,272	77.59%	56,231	79.40%	(33,959)	(60.39%)
Sales & marketing exp.	1,554	5.41%	3,314	4.68%	(1,760)	(53.11%)
General & admin. Exp.	1,064	3.71%	1,435	2.03%	(371)	(25.85%)
R&D	413	1.44%	586	0.83%	(173)	(29.52%)
Allowance for Obsolete Inventory	98	0.34%	-	-	98	100.00%
Depreciation	310	1.08%	598	0.84%	(288)	(48.16%)
Total	25,711	89.57%	62,164	87.77%	(36,453)	(58.64%)

Cost of sales

For the year ended December 31, 2005, our cost of sales were $22,272,000, representing 77.59% of revenue, compared to $56,231,000 and 79.40% of revenue for the corresponding period in 2004. Compared to the corresponding period in 2004, the cost of sales had a period-to-period decrease of 60.39%, which corresponded with our sales revenues decrease of 59.47%. Although the fierce competition led to the cutting of sales prices for old products, the cost of sales percentage to revenues can be maintained through our effective control of raw materials used and negotiation of lower materials prices with suppliers, as well as the high profit margin of our new products launched in the second half of the year.

Sales and marketing expenses

Sales and marketing expenses mainly consisted of free-gifts and product models to customers and dealers respectively, the cost of provision for after-sales services, remunerations for sales personnel and development of our market.

For the year ended December 31, 2005, sales and marketing expenses were $1,554,000, accounting for 5.41% of the total revenues, as compared to $3,314,000, or 4.68% of total revenues for the corresponding period in 2004. Sales and marketing expenses had a period-to-period decrease of 53.11%. The percentage in total revenues increased from 4.68% to 5.41% as compared to the corresponding period in 2004 were due to the decrease of total revenue and the lack of change in expenses. A large portion of sales and marketing expenses were fixed expenses, such as remunerations for sales personnel. Compared to the period ended June 30, 2005, the percentage of total revenues decreased from 20.38% to 5.41% due to the sharp recovery of our revenues and our effective control of the cost of marketing, including remunerations for sales personnel, after-sales repair cost and free-gift and product model to customers and dealers.

R&D expenses

The R&D costs were $413,000 for the year ended December 31, 2005, which represented 1.44% of total revenue, compared with $586,000 and 0.83% of total revenue respectively in the same period in 2004. R&D expenses incurred in 2004 were due to ADI platform development expenses and research expenses for several models of mobile phones. R&D expenses incurred in the year were due to development costs on platforms for SPREADTRUM and MTK (MediaTek), two dominant cellphone chip suppliers in the PRC. Some innovative features functions, such as MP3, MPEG4 and U-disk could be developed with the utilization of these new platforms.

Our R&D investment will allow us to respond to market changes quickly. We introduced many models of cellular phones with innovative functions this quarter, such as OS70+, M62+ and OX8205. We expect the investment in R&D activities to continue next year. We believe that our R&D activities will strengthen our technologies, reduce the costs of existing products and also provide future revenue streams through the launch of new innovative products.

General and administrative expenses

General and administrative expenses consisted of compensation for personnel, travel expenses, materials expenses related to ordinary administration and fees for professional services.

For the year of December 31, 2005, general and administrative expenses were $1,064,000, accounting for 3.71% of the total revenues, as compared to $1,435,000, or 2.03% of the total revenues for the corresponding period in 2004. General and administrative expenses had a period-to-period decrease of 25.85%. This decrease was due to a reduction in personnel and personnel compensation, and the reduction of daily expenses by economizing travel expenses and administrative expenses.

Gross profit and gross margin

For the year December 31, 2005, our gross profit was $6,335,000, which represented a decrease of 56.58% as compared to the gross profit of $14,591,000 in the same period in 2004. Our gross margin for the last quarter of 2005 increased slightly from 20.06% in 2004 to 22.07% in 2005.

A slight increase in our gross margin under fierce market competition is attributable to new products successfully launched into the market and changes in our product mix. Although our gross margin decreased due to price reductions for sales promotions, it was offset by the high gross margin of new products such as CDMA cellular phone C100. Overall, the gross margin slightly increased. We tried to make use of raw materials effectively and reduce materials prices by negotiating with suppliers in order to control our cost of sales.

Net income

For the year ended of December 31, 2005, net income was $3,492,000, as compared to $8,699,000 for the same period in 2004. The reduction is due to a difficult market environment since the fourth quarter of 2004, created by such factors as competition from ‘black market’ (counterfeit) cell phones in the PRC market and customer demand for music phones rather than camera phones. Compared with the second quarter of 2005, our net income increased sharply from a net loss of $524,000 to net income of $4,016,000 in the second half of 2005.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this annual report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board of Directors or Compensation Committee.

Audit Committee Report

As of December 31, 2006, our Board of Directors had not established an audit committee. The Audit Committee was established subsequent to the fiscal year end on December 31, 2006, and is composed of non-management Directors. It is currently composed of three independent Directors, Nathaniel K. Hsieh (Chair), Howard S. Barth and Zhixiang Zhang, and operates under the written Audit Committee charter adopted by the Board of Directors on February 7, 2007.

Under its charter, the Audit Committee provides assistance and guidance to the Board in fulfilling its oversight responsibilities to the Company’s stockholders with respect to the Company’s corporate accounting and reporting practices as well as the quality and integrity of the Company’s financial statements and reports. The Company’s principal executive officer and principal financial officer have the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The Company’s independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles. The Audit Committee’s responsibility is to monitor and oversee these processes.

As the Audit Committee had not held a meeting prior to the filing of the annual report on Form 10-K and the members of the Audit Committee were not involved in the review and approval of this annual report on Form 10-K, the Board of Directors as a whole reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2006 with management and Moores Rowland Mazars, the Company’s independent auditor. The Board of Directors as a whole discussed with Moores Rowland Mazars certain matters related to the conduct of the audit as required by Statement on Auditing Standards 61, as amended by Statement on Auditing Standards 90. In addition, the Audit Committee has received from Moores Rowland Mazars the written disclosures and the letter regarding the auditor’s independence required by Independence Standards Board Standard No. 1 and has discussed with Moores Rowland Mazars its independence.

In reliance on the reviews and discussions described above, the Board of Directors decided that the Company’s audited financial statements for the fiscal year ended December 31, 2006 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Board of Directors acting as a whole selected Moores Rowland Mazars as the Company’s independent auditors for the fiscal year ending December 31, 2007. Now that the Audit Committee has been established, the selection of auditors will be determined by the Audit Committee. This matter is not being submitted to the stockholders for approval as this is not required under applicable law.

Following the reorganization of Moores Rowland Mazars (the "Former Auditors") on June 1, 2007, eight of its partners have joined Mazars CPA Limited and the Former Auditors changed its name to Moores Rowland. As such, the Former Auditors resigned as the independent auditors of the Company, effective June 29, 2007. The Audit Committee of the Board of Directors of the Company (the "Audit Committee") approved the resignation of the Former Auditors on June 29, 2007.

As key members of the Former Auditors servicing the Company previously have joined Mazars CPA Limited, the Audit Committee appointed Mazars CPA Limited as the Company's new independent auditors (the "New Auditors"), effective from June 29, 2007.

BOARD OF DIRECTORS

Wang Xin
Liu Yu
Naizhong Che
Peng Wang
Zhixiang Zhang
Nathaniel K. Hsieh
Howard S. Barth

AUDIT COMMITTEE

Nathaniel K. Hsieh (Chair)
Howard S. Barth
Zhixiang Zhang

Item 11.	Executive Compensation.

Compensation Committee Report

As of December 31, 2006, our Board of Directors had not established a compensation committee. The Compensation Committee was established subsequent to the fiscal year end on December 31, 2006, and is composed of non-management Directors. It is currently composed of Naizhong Che (Chair), Zhixiang Zhang and Peng Wang, each of whom is independent under applicable SEC and American Stock Exchange Rules. Prior to this time, the entire Board of Directors acted as the Compensation Committee. The Compensation Committee operates under the written Compensation Committee charter adopted by the Board of Directors on February 7, 2007 and approves salary practices and performance objectives for executive officers, including the Chief Executive Officer. The Compensation Committee also evaluates the performance of the executive officer in light of those goals and objectives, and determines the compensation for the executive officers.

The Company’s policy in compensating executive officers is to establish methods and levels of compensation that will provide strong incentives to promote its growth and profitability and reward superior performance. Compensation of executive officers consists solely of salary.

The Compensation Committee assesses the information it receives in accordance with its business judgment. All decisions with respect to executive compensation are approved by the Compensation Committee and recommended to the full Board of Directors for ratification. The Compensation Committee also periodically reviews director compensation. All decisions with respect to director compensation are made by the Compensation Committee and presented to the full Board of Directors for a final determination.

As the Compensation Committee had not held a meeting prior to the filing of the annual report on Form 10-K and the members of the Compensation Committee were not involved in the review and approval of this annual report on Form 10-K, the Board of Directors as a whole the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2006 with management. In reliance on such reviews and discussions, the Board of Directors as a whole decided that the CD&A be included in this Proxy Statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

BOARD OF DIRECTORS

Wang Xin
Liu Yu
Naizhong Che
Peng Wang
Zhixiang Zhang
Nathaniel K. Hsieh
Howard S. Barth

COMPENSATION COMMITTEE

Naizhong Che (Chair)
Zhixiang Zhang
Peng Wang

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

21.1	Subsidiaries of the Company (2)

24.1	Power of Attorney (2)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125687).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the SEC on April 2, 2007.

(3)	Filed herewith.

Orsus Xelent Technologies, Inc.

Index to Consolidated Financial Statements
Year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Orsus Xelent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Orsus Xelent Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: January 17, 2008

Orsus Xelent Technologies, Inc.

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	Note	2006	2005	2004
		US$’000	US$’000	US$’000
Operating revenues - Net sales		68,108	28,705	70,822

Operating expenses:
Cost of sales		55,226	22,272	56,231
Sales and marketing		1,045	1,554	3,314
General and administrative		1,560	1,064	1,435
Research and development		255	413	586
Depreciation		175	310	598
Allowance for obsolete inventories		1,387	98	-
Loss on disposal of property, plant and equipment		454	-	-

Total operating expenses		60,102	25,711	62,164

Operating income		8,006	2,994	8,658

Interest expense		(116)	(25)	(143)
Other income, net		75	544	64

Income before income taxes and minority interest		7,965	3,513	8,579
Income taxes	5	(1,247)	(21)	-

Income before minority interest		6,718	3,492	8,579

Minority interest		-	-	120

Net income		6,718	3,492	8,699

Other comprehensive income
Foreign currency translation adjustment		626	349	-

Comprehensive Income		7,344	3,841	8,699

Earnings per share
Basic and diluted (US$)	6	0.23	0.12	0.29

Weighted average number of common shares outstanding		29,756,000	29,756,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Balance Sheets
As of December 31, 2006 and 2005

	Note	2006	2005
		US$’000	US$’000
ASSETS
Current assets
Cash and cash equivalents		2,421	2,974
Accounts receivable, net of allowance for doubtful accounts of $230,000 (2005: $149,000)		31,425	12,034
Inventories	7	1,230	4,460
Trade deposits paid		8,989	10,580
Advance to third party		288	-
Other current assets		86	182
Pledged deposit	8	1,128	-

Total current assets		45,567	30,230

Property, plant and equipment, net	9	320	781

Total assets		45,887	31,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan	10	6,268	-
Accounts payable - Trade		10,964	7,939
Accrued expenses and other accrued liabilities		4,444	2,238
Trade deposits received		251	5,432
Due to directors	13	330	320
Provision for warranty		53	122
Tax payables		1,294	21

Total current liabilities		23,604	16,072

Commitments and contingencies	14

Stockholders’ equity
Preferred stock, US$0.001 par value:
Authorized: 100,000,000 shares, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value:
Authorized: 100,000,000 shares
Authorized, issued and outstanding: 29,756,000 shares as of December 31, 2006 and as of December 31, 2005		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves	11	1,042	1,042
Other comprehensive income		975	349
Retained earnings		17,752	11,034

Total stockholders’ equity		22,283	14,939

Total liabilities and stockholders’ equity		45,887	31,011

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2006, 2005 and 2004

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other comprehensive income	Retained earnings/ (Accumulated losses)	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Balance as of January 1, 2004	15,000,000	15	2,549	-	-	(115)	2,449

Reverse merger and recapitalization	14,756,000	15	(65)	-	-	-	(50)

Net income	-	-	-	-	-	8,699	8,699

Transfer to dedicated reserves	-	-	-	1,042	-	(1,042)	-

Balance as of December 31, 2004	29,756,000	30	2,484	1,042	-	7,542	11,098

Net income	-	-	-	-	-	3,492	3,492

Foreign currency translation adjustment	-	-	-	-	349	-	349

Balance as of December 31, 2005	29,756,000	30	2,484	1,042	349	11,034	14,939

Net income	-	-	-	-	-	6,718	6,718

Foreign currency translation adjustment	-	-	-	-	626	-	626

Balance as of December 31, 2006	29,756,000	30	2,484	1,042	975	17,752	22,283

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	US$’000	US$’000	US$’000
Cash flows from operating activities
Net income	6,718	3,492	8,699
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	175	310	598
Loss on disposal of property, plant and equipment	454	-	7
Allowance for doubtful accounts	767	149	-
Allowance for obsolete inventories	1,387	98	269
Interest expense	116	-	-
Loss on liquidation of a subsidiary	-	-	120
Minority interest	-	-	(120)
Exchange difference	151	53	-
Changes in assets and liabilities:
Accounts receivable - trade	(19,072)	(3,715)	(8,250)
Inventories, net	1,989	1,376	(5,687)
Trade deposits paid	1,245	(2,239)	(8,125)
Other current assets	102	34	(149)
Trade deposits received	(5,359)	2,879	2,487
Accounts payable - trade	2,765	(6,266)	13,651
Provision for warranty	(73)	(65)	182
Accrued expenses and other accrued liabilities	2,133	1,317	959
Provision for taxation	1,272	21	-

Net cash (used in) provided by operating activities	(5,230)	(2,556)	4,641

Cash flows from investing activities
Purchase of property, plant and equipment	(156)	(503)	(1,397)
Proceeds from sales of property, plant and equipment	-	-	43
Repayment from a related company	-	3,407	4,524
Loan to a related company	-	-	(7,107)
Loan to third party	(288)	-	-
Decrease (Increase) in restricted cash	-	2,395	(2,333)
Pledged deposit paid	(1,128)	-	-
Repayment from stockholders	-	-	1,352

Net cash (used in) provided by investing activities	(1,572)	5,299	(4,918)

Cash flows from financing activities
Interest expense	(116)	-	-
Advance from stockholders	-	1	311
Borrowing from bank	6,268	-	-

Net cash provided by financing activities	6,152	1	311

Net (decrease) increase in cash and cash equivalents	(650)	2,744	34

Cash and cash equivalents, beginning of the year	2,974	224	190
Exchange gain on cash and cash equivalents	97	6	-

Cash and cash equivalents, end of the year	2,421	2,974	224

Supplemental disclosure information:
Interest expenses	116	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND REORGANIZATION

Orsus Xelent Technologies, Inc. (“ORXT”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004. Through its subsidiary, Universal Flirts, Inc., ORXT engaged in developing and operating an online dating service.

As described in Note 2 below, prior to the reorganization with United First International Limited (“UFI”), a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”), on March 31, 2005, ORXT was a development stage company, which, other than providing an online dating service, had no operations or revenues. After recapitalization, ORXT exited the development stage after March 31, 2005.

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

2. REORGANIZATION

(a)	Reorganization

On March 18, 2005, the board of directors approved a 4-for-1 forward split of its issued and outstanding common stock with a record date of March 28, 2005.

Pursuant to a Stock Transfer Agreement dated March 29, 2005, ORXT transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of ORXT’s common stock. Subsequently, ORXT had 14,756,000 shares of its common stock outstanding.

(b)	Recapitalization

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

2. REORGANIZATION (CONTINUED)

(b)	Recapitalization (Continued)

For accounting purposes, the transaction has been treated as a recapitalization of UFI with ORXT being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to March 31, 2005 are those of UFI, even though they are labeled as those of ORXT. Retained earnings of the accounting survivor, UFI, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, ORXT. Accordingly, the Company’s stockholders’ equity as of December 31, 2004 has been recapitalized and restated.

Following the recapitalization, ORXT held 100% of the issued and outstanding shares of UFI and UFI became a wholly-owned subsidiary of ORXT. In this report, ORXT, UFI, BOXT Sapphine, OXHBVI and OXTHK are collectively referred to as the “Company”.

(c)	Merger under common control

UFI was incorporated in Hong Kong on September 8, 2004 and was 20%, 40% and 40% owned by Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin respectively. UFI has had no operations since its incorporation.

Pursuant to the agreement entered into between UFI and Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin, who owned 20%, 40% and 40% interests respectively in BOXT on November 1, 2004, UFI consummated a merger with BOXT, and paid USD1,207,000, to all owners of Xelent, in exchange for all their beneficial interests in BOXT (“the Agreement”). BOXT was established in the PRC on May 6, 2003 as a PRC company with limited liability. The principal activities of BOXT were the development of cellular phones software and technology, including the design and trading of cellular phones.

On November 3, 2004, the Beijing Municipal Bureau of Commerce (the “Bureau”) approved the transfer of interests and the application for the change of BOXT status to a wholly-owned foreign investment enterprise (“WOFIE”) with limited liability. Upon granting WOFIE status, the operating period of BOXT was for an initial term of 10 years until November 9, 2014 and UFI became the sole registered owner of BOXT.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

2. REORGANIZATION (CONTINUED)

(c)	Merger under common control (Continued)

Consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because UFI and Xelent were beneficially owned by the same stockholders group, Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin, immediately before and after the combination, the Agreement has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests. In accordance with USGAAP, the accompanying financial statements of the Company have been prepared as if the Merger had occurred and UFI had been incorporated at the beginning of the earliest period presented, as of May 6, 2003.

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (Continued)

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

Depreciation is provided to write off the costs of property, plant and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the following methods:

Moulds	Sum-of-the-units method

Leasehold improvements	Straight-line method over the lease term

Plant and machinery	Straight-line method at 20% p.a.

Office equipment	Straight-line method at 20% p.a.

Motor vehicles	Straight-line method at 20% p.a.

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

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Company’s usiness activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

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
Years ended December 31, 2006 and 2005 and 2004

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

Segment information

Operating segments are defined as components of a company about which separated financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in a single business segment of trading of cellular phones.

The Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one geographical areas. Segment information is disclosed in note 4 to the consolidated financial statements.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Recently issued accounting standards

In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 “Accounting for Income Taxes” (SFAS 109). Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effects the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards (Continued)

There are no other new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

4. CONCENTRATIONS

The Company is engaged principally in the design and trading of cellular phones primarily to three dealers in the PRC. The Company buys certain major materials from five major suppliers. In addition, the Company subcontracts material purchasing and assembly works of cellular phones mainly to three subcontracting factories. Management believes that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market. On the other hand, the diversification of suppliers will reduce the risk of increasing production cost.

(a) Customers accounted for over 10% of the Company's operating revenues are as follows:

	2006	2005	2004
	%	%	%
Customer A	53	56	21
Customer B	19	20	77
Customer C	15	-	-
Customer D	-	20	-

No trade deposit was received from the above customers as of December 31, 2006. Trade receivables from the above customers were US$31,425,000 and US$11,508,000 as of December 31, 2006 and December 31, 2005, respectively.

(b) Suppliers accounted for over 10% of the Company's purchases are as follows:

	2006	2005	2004
	%	%	%
Supplier A	20	12	-
Supplier B	15	-	-
Supplier C	15	-	-
Supplier D	11	15	-
Supplier E	10	19	-
Supplier F	-	10	44
Supplier G	-	14	-
Supplier H	-	7	10

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

4. CONCENTRATIONS (CONTINUED)

(b) Suppliers accounted for over 10% of the Company's purchases are as follows: (Continued)

Gross trade deposits paid to the above suppliers were US$6,753,000 and US$187,000 as of December 31, 2006 and December 31, 2005 respectively. Trade payables owed to the above suppliers were US$1,348,000 and US$529,000 as of December 31, 2006 and December 31, 2005 respectively.

(c)  Geographical segments accounted for over 10% of the Company’s revenue are as follows:

	2006	2005	2004
Revenues	US$’000	US$’000	US$’000
PRC	60,001	27,841	70,822
Singapore	8,107	-	-
Hong Kong	-	864	-
	68,108	28,705	70,822

	2006	2005
Carrying amount of long-lived assets	US$’000	US$’000
PRC	310	16
HK	10	765
Total long -lived assets	320	781

Reconciling items:
Others	45,567	30,230
	45,887	31,011

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

5. INCOME TAXES (CONTINUED)

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

(a) Income tax expenses comprised the following:

	2006	2005	2004
	US$’000	US$’000	US$’000
Current tax
Hong Kong	32	21	-
PRC	1,215	-	-
	1,247	21	-

(b)	Reconciliation from the expected statutory tax rate in the PRC of 24% (2005: 24%, 2004: 33%) is as follows:

	2006	2005	2004
	%	%	%
Statutory rate - PRC	24.0	24.0	33.0
Difference in tax rates in the countries that the Company operates	(0.1)	(0.1)	-
Tax exemption	(14.7)	(23.8)	(33.0)
Non-deductible expenses	6.3	0.6	-

Effective tax rate	15.5	0.7	-

6. EARNINGS PER SHARE

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

7. INVENTORIES

Inventories consisted of the followings:

	2006	2005
	US$’000	US$’000
Raw materials	1,115	4,257
Trading goods	115	203

	1,230	4,460

8. PLEDGED DEPOSIT

The Company pledged this deposit to a guaranty company to secure the loan borrowing of US$3,710,000.

9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	2006	2005
	US$’000	US$’000
Moulds	107	1,239
Leasehold improvements	115	112
Plant and machinery	18	14
Office equipment	266	255
Motor vehicles	89	86

	595	1,706

Accumulated depreciation	(275)	(925)

	320	781

10. SHORT-TERM BANK LOANS

The bank loans were guaranteed by the director, Mr. Liu Yu and a deposit paid to a guaranty company, and were charged at interest rate of 6.7% - 7.956% per annum and repayable between January 19, 2007 to August 20, 2007.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

11. DISTRIBUTION OF INCOME

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

12. PENSION COSTS

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$27,000, US$15,000 and US$9,000 for the years ended December 31, 2006 and 2005 and 2004 respectively.

13. RELATED PARTY TRANSACTION

a. Name and relationship of related parties

Related party	Relationship with the Company
Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Zhibin	Director and stockholder of the Company #

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

13. RELATED PARTY TRANSACTION (CONTINUED)

b. Summary of related party balances

	Note	2006	2005
		US$’000	US$’000
Due to directors
Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin	(i)	330	320

	2006	2005
	US$’000	US$’000
Bank loans guaranteed by a director
Mr. Liu Yu	6,268	-

c. Summary of related party transactions

	2006	2005	2004
Repayment from related companies	US$’000	US$’000	US$’000
Beijing Huan Yitong Tech & Trading Co., Ltd. *	-	3,319	3,788

Note:

(i) The amounts are unsecured, interest-free and repayable on demand.

# Ceased to be a director since February 7, 2007

* Ceased to be a related party since April 26, 2005

14. COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases were US$51,000, US$83,000 and US$126,000 for the year ended December 31, 2006 and 2005 and 2004 respectively.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005 and 2004

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(a) Operating lease commitments (Continued)

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2006 and 2005:

	2006	2005
	US$’000	US$’000
2005	-	-
2006	-	27
2007	27	27
	27	54

(b) Contingencies

Tax penalty

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

Financial guarantee contract

On June 20, 2007, the Company entered into a guarantee contract to serve as guarantor of a bank loan amounting to approximately US$15,350,000 (equivalent to RMB120,000,000) to an independent third-party, CECT-Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, the Company shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy. No contingent liabilities had been provided for in the financial statements in respect of the financial guarantee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

DATED: February 15, 2008	By:	/s/ Wang Xin
Wang Xin Chief Executive Officer

S - 1

Index to Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

21.1	Subsidiaries of the Company (2)

24.1	Power of Attorney (2)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125687).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the SEC on April 2, 2007.

(3)	Filed herewith.