Form 10-K
period 2007-12-31
Orsus Xelent Technologies Inc
filed 2008-04-01
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $50,170,400 based on the closing price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.001 par value per share	29,756,000 shares

PART I

Item 1.	Business.

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

Description of Business

We, through the operations of Xelent, have been engaged since May 2003 in the business of designing, manufacturing and distributing economically priced cellular phones for retail and wholesale distribution. In February of 2004, Xelent registered “ORSUS” with the State Administration for Industry and Commerce in the People’s Republic of China (the “PRC”) as its product trademark, also known as “Orsus Cellular” within the industry. In January 2007, the trademark “PROXLINK” was registered for the Company's specialized application mobile series. From April 2004 through the end of the third quarter of 2007, we sold over 1.6 million mobile phones.

Our cellular products are customarily equipped with leading features including 1.8-inch to 2.8-inch CSTN (Color Super Twisted Nematic) or TFT (Thin Film Transistor) dual-color displays, up to 160 minutes video recording, up to 3 million pixels photography, MP3 (Moving Picture Experts Group Audio Layer III), MPEG4 (Moving Picture Experts Group Audio Layer) and Universal disk (U disk) support, dual stereo speakers, e-mail messaging multimedia messaging, 40 to 64 polyphonic ring tones, slim bar-phone and flip-phone technology, ultra thin innovative lightweight design with handwriting and PDA functions, all at low to moderate price points.

We have established an industrial design center for the sole purpose of developing proprietary mobile phones reflecting features and designs that are favored by our PRC customers. Most of our mobile phones are designed by us for our exclusive sale and distribution with the remainder developed in conjunction with outside design firms. In addition, the long-term partners and manufacturers we employ to produce our cell-phones and accessories are the same experienced OEM plants utilized by global brands such as Motorola, Nokia or Ericsson. Our current operations include the purchase of raw materials and spare parts, outsourcing of manufacturing and customization, oversight of production and quality control at our OEM factories, and coordination of the distribution of the products to retailers and customers. In an effort to reduce our reliance on third-party manufacturers, we are currently in negotiations to acquire a factory to enable the self-production of our phones and accessories.

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

Organizational Structure

The organizational structure of the Company is linear in nature and is comprised of ten separate departments developed to ensure proper project management and control. These departments are as follows:

•
Project Management Department, which is responsible for coordinating the management of cellular phone projects, exchanging concepts and ideas with our research and development team, providing weekly project reports and supervising the project schedules;

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

•	Human Resources Department, which is responsible for our employment issues, including hiring and termination of staff;

•	Financing and Investment Department, which is responsible for overall accounting matters, financing and investment research and analysis;

•
Customer Service Department, which is responsible for maintenance, spare parts ordering, authorized network management, refurbishing, after-sale data analysis and service charge fees return , as well as a hotline service center and customer service training center, technical support and after-sale service quality assurance systems of the Company;

•	R&D Department that is responsible for researching new models of mobile phones and developing new technologies;

•
Marketing Development Department, which is responsible for helping the Company to find new business partners, which will act as countryside distributors, provincial dealers and some overseas wholesalers. The department also helps long-term partners and new incomers to set up marketing concepts and business models of Orsus Cellular; and

•	Logistics Department, responsible for collecting phones from each maintenance station nationwide and sending the repaired phones to customers.

Market Overview and Strategic Partners

The penetration rate for cellular phones in the PRC was approximately 35% in 2006. According to the statistics issued by PRC Ministry of Information Industry on July 23, 2007, mobile subscribers in the PRC have grown by 40 million in the past half year to 502 million, which accounted for approximately 38% of the population of the PRC. Nokia, currently the industry’s most competitive mobile manufacturer and supplier, estimated there would be 630 million subscribers in the PRC by 2010.

According to In-Stat, 165 million multimedia phones will be sold in the PRC by 2011, representing a penetration rate of 81%. High-pixel camera phones will be the next competitive focus in the PRC’s multimedia phone market. Mobile phone makers are aiming to change cell phones into personal communication and entertainment centers. PRC mobile users show a strong preference for combined MP3 players/mobile phones. Around 70% of PRC music phone and camera phone owners express strong interest in more high-end equipment. ABI Research forecasts total mobile video users at more than 32 million in 2008 in the PRC: about 27% of these consumers will use broadcasting technology, and 73% will use unicast streaming technology, while a number of viewers are likely to use both. Also, ABI Research forecasts approximately 715,000 mobile video users in Hong Kong in 2008, of which 99% will be streaming users. In Taiwan, ABI Research forecasts that there will be over 1.5 million mobile video users in 2008, with 97% receiving content via streaming.

On February 26, 2006, the TD-SCDMA technology standard was officially announced as the 3G (Third Generation) technology standard in the PRC. However, sales of products incorporating the 3G have not developed as rapidly as generally anticipated (it was thought that 3G network construction and issuance of 3G licenses would be approved by the end of 2006). Although the granting of 3G licenses has been delayed until 2008, once introduction to the market of products utilizing the 3G technology is commenced, Xelent should be in a good position to take advantage of this business opportunity. We have commenced the development of our own 3G cellular phone products, including 3G PCBA (3G technologies platform) and cellular phones with 3G PCBA, based on our existing 2G and 2.5G cellular technologies and cooperation with our 3G solution and chips providers. Additionally, we are planning to join the TD-SCDMA Industry League, and we are working toward obtaining 3G cellular phones manufacturing licenses from the PRC government.

Our relationships with some strategic partners, CEC Cellular Limited (“CECM”), Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”) and CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) have helped us increase our market penetration. CECM serves as a manufacturer for our cellular phone products and also has its own sales network, which is currently utilized to resell our products to its own provincial and national sales distributors and dealers, thus increasing the distribution capabilities for our products. XWSD is also one of our major agents, selling our cellular phones to provincial distributors, city distributors and dealers.

More recently, in 2007, we signed a Letter of Procurement with Unicom Huasheng Telecommunications Technology Co. Ltd., a wholly-owned subsidiary of China Unicom, proposing to purchase 50,000 units of our Proxlink X180. In July 2007, an agreement was signed with Shanghai Yuede Computer Networking Engineering Co., Ltd. (“SYCN”), a professional designer and developer of computer software and application systems, which works for The Shanghai Baoshan Municipal Administration Inspection Bureau to develop and launch a municipal networking management inspection system, where the Proxlink X180 is used by law executors as their wireless operations terminal. The cooperation with SYCN should further promote the adoption of the X180 in the municipal management system of other cities throughout the PRC, while also providing Orsus with an important, new application software development partner. Meanwhile, an agreement was signed with Beijing Enxiang Networking Engineering Company (“BENE”). BENE is authorized by two of the dominant PRC telecommunications operators, China Mobile and China Unicom, as their service provider partner to run the business through their entire network throughout the PRC. The cooperation with this entire network service provider company should bring us more support from these telecommunications operators and also build our recognition among their specialized users. Meanwhile, we have continued to extend our business range and share the charges by supplying telecomm services to specialized consumers.

Since we launched our first mobile phones in April 2004, our Orsus mobiles have maintained robust increases in sales for each period. The design of our Orsus mobiles continues to reflect our consideration and understanding of the habits and tastes of our customers in the PRC, and we incorporate such desirable features as overlapped dual screens and powerful color messaging and photography. The Orsus mobiles were introduced into the market as lower and moderately priced products and continued to gain popularity among consumers in the market following their launch in 2004. On November 23, 2004, the premier consulting firm, CCIDNET Information Technology Co., Ltd. granted the “2004 Most Potential Wireless Terminal Prize” to OS70, a mobile model of Orsus, during its Annual Exhibition in the PRC. In addition, in the high performance category, our M62 model was awarded the “2004 Most Fashionable Wireless Terminal Prize” during the same Annual Exhibition. These awards further evidenced the acceptance of Orsus mobiles by the industry and the market.

Building upon the Company’s firm foundation of success in 2004, we increased our focus on our R&D efforts and the expansion of our sales channels. In 2005, the Company incorporated multimedia features in response to changes in consumer preferences for mobile phone products, and the R&D successes and the strong sales of our multimedia mobile phones have reflected our excellent market competitiveness. We have also made developments in the super thin mobile phone market, which have resulted in sales that surpassed our successful multimedia mobile phones. We were also able to position ourselves well for the introduction of smart mobile phones in 2007, including the letter of intent for mobile subscriptions we executed with China Unicom, a large domestic telecommunication operator. In 2008, we will continue our development of product sales channels and cooperation with domestic mobile operators, expand our focus on the technology for business functions (including embedded GPS (Global Positioning System), PUSH MAIL and information safety), and set up information platforms for mobile products reflecting the operating demands of our industrial users (including the enforcement of industrial and commercial bureaus and office platform for lawyers, which will be distributed under the name Proxlink).

Description of Products & Services

Since 2006, Xelent has developed and launched nearly 20 cellular phone models with attractive features and functions. We outsource the manufacturing of our products to unaffiliated third parties. Once our products have been manufactured, they are delivered to a network of unaffiliated national sales distributors (see “Description of Current Business - Market Overview and Strategic Partners”) and dealers that, in turn, distribute the products to provincial sales distributors and dealers and these provincial sales distributors and dealers distribute our products to retailers throughout the PRC.

Within several months of our start in 2003, we established ourselves in the PRC mobile product market with our launch of the first mode of wrist mobile phone in the PRC. We followed this with single color dual screen mobiles, models F16 and F18, and a dual screen multi-color screen mobile, model FG25, in response to rapid growth of color screen mobile products in the PRC. In response to customer preferences, we equipped models F16 and F18 with cameras, laying the foundation for our R&D into camera and video functions and the introduction of many models of 300,000 pixel camera mobile products, including models FG830, FG850, OS83, OS85, OS70, OS86 and M851. We also met consumer demand with our launch of the 1M camera mobiles, models OSM62 and OSM72, which reflected a simple design style with multiple functions. We followed these early successes with many models of multimedia mobiles, such as K600, X188 and D8120. In 2007 we launched our X180 mobile information terminals to meet the market’s demand for information office products, providing swift and convenient mobile terminal products for industrial application and specific customers, such as China Unicom. In addition to those products listed above, we have also developed many models of GSM/GPRS mobiles, such as models N3200 and H8801. To meet changing market demands, we will continue to introduce products of economic prices and high performance that will reflect our advantages in appearance design and functional development and will continue to strengthen our competitiveness in the domestic PRC mobile sector.

Research & Development

Our R&D Department is responsible for new products research and the development of new technologies. It has made significant contributions to the Company's ability to quickly adjust our overall strategy, sustain advanced product development, and most importantly, enhance the technical strength and core competitive edge of the Company in the market. Most of our patented models and samples are developed exclusively by our R&D Department, including the first telecommunications terminal fully supporting the CDMA2000-1X protocol, the first watch-style wireless mobile, the first mobile made in China using three-color OLED organic EL secondary display with TFT main display, the first mobile made in China supporting four frequencies: 850/900/1800/1900MHz, the first mobile made in China with 64 polyphonic melody, the first mobile supporting a USB interface and 16M flash U-disk (NAND-FLASH), the first mobile made in China with an internal 300K camera, Ultra-red, EMS, MMS, JAVA and USB. At the Annual Conference on Network Application Technology, Beijing, held by CCID in February 2007, our Model M62 received the Most Fashionable Cell Phone of 2004 award, and our Model OS70 won the Best Potential of 2004 award.

As 3G technology continues to develop in the PRC, we anticipate that we will be able to develop our own 3G mobile phones based on both our own research and development efforts and cooperation with our strategic industry partners. We will put our efforts toward the development of products utilizing the TD-SCDMA and WCDMA standard. We have established a team for technology development, which includes members from our product planning division, project management division and industrial design center. Our product planning division is responsible for constructing the medium term strategic plans and research and development scheduling. Our project management division administers our research and development efforts, overseas manufacturing and quality control of our products and monitors costs, including human resource costs. Our industrial design center is responsible for evaluating design plans provided by our R&D Department or by third party industrial design companies, confirming model structural design and tracing the issues on module production and quality.

In addition, we have continued to negotiate with several parties, including foreign 3G technology providers, such as Spreadtrum Communication (Shanghai) Inc. (“SCI”), and several 3G chipset and solution providers in order to prepare for the launch of 3G services in coming year. Our strategic partners, such as SCI, develop 2.5G and 3G integrated circuit and provide 2.5G GPRS and 3G TD-SCDMA chipset and software development platforms and solutions. We believe our cooperation with these 3G technology providers and our cooperation on future research and development projects will help facilitate our entry into the 3G wireless market.

Furthermore, we have cooperation agreements with professional design houses, such as Shanghai Huntel Technology Limited and Tranzda Wireless, who are mainly involved with us in the design of MMI (U2), software and hardware testing, CTA (China Type Approval) certification, acquisition and phone main board updating and software adaptability testing. We are also working with our cooperative partners, such as Dalian Daxian Telecom Co., Ltd., to develop ID/MD and the layout of cellular phone main boards. Based on our research and development, we are able to design and develop new products. Whenever possible, we use and lease the instruments and equipment of other professional design houses, rather than purchasing it ourselves. In the area of software compiling, testing & updating, we utilize data cables and computers installed with professional software in a testing environment. All the computers and data cables are owned by Xelent.

In general, cell phone industry manufacturers of the PRC conduct their research and development based on the existing chip functions, which reflect in the form of application or interface level development. Both application level and interface level development is categorized as adaptability systems, while only protocol stack and source procedure development is recognized as software development. Therefore, there is no exclusive right or limited use of any such systems for us.

Competition

The Company faces substantial competition from other wireless phone manufacturers, such as Nokia and Motorola, which controlled more than 50% of the cellular market in the PRC in the first three quarters of 2006. In addition we face competition from Ningbo Bird Corporation Ltd. and Lenovo Group Limited, both of which are domestic PRC producers and controlled between 4% and 10%, respectively, of the cellular market in the PRC in 2005.

In addition to the pursuit of operational turnover of inventory, the Company will continue its two year strategy to increasingly stabilize its growth, which we believe will result in a sound increase in revenues and profits. We will also seek to launch our 3G products as soon as possible in order to take advantage of the open market and offer the products meeting consumer demands and trends before our competitors. Due to the short history of 3G products we can develop our brands and products in this immature market and compete strongly with all cell phone suppliers.

Government Regulation

There are limited government regulations restricting or having a material effect on Xelent, including but not limited to, any law, rule or regulation or any order, writ, judgment, injunction, decree, determination or award binding on or applicable to Xelent. In the PRC cellular market, cellular manufacturers are responsible for repair, replacement and return of cellular phone to customers within the warranty period in accordance with certain rules and regulation in the PRC.

The PRC cellphone industry is one of the most advanced in the world. The PRC government does not promulgate obstruction or entry-restricted industry policies. Meanwhile, the PRC owns a huge customer base and transaction system. Currently, the industry is a relatively free environment, and we expect that future policy will not adversely impact industrial development.

Intellectual Property and Proprietary Rights

Xelent has been approved to use “  ” as a registered trademark and the China Trademark Agency has distributed a “Notification of Acceptance” with serial number ZC3878232SL. Xelent has also applied to use “Proxlink” as a trademark and it is expected to become a registered trademark after two years’ probation verified by the China Trademark Agency.

We utilize other intellectual property with partners pursuant to contracts or agreements in accordance with the governing laws and regulations of the PRC.

Employees

We have approximately 60 employees. Of the 60 employees, 7 persons serve in management related capacities. The remaining employees are in 10 departments: the Project Management Department, which employs 2 persons; the Technology Support and Quality Control Department, which employs 4 persons; the Business Management Department, which employs 2 persons; the Planning and Finance Department, which employs 5 persons; the Human Resources Department, which employs 8 persons; the Financing and Investment Department, which employs 1 person, the Customer Service Department, which employs 19 persons; the R&D Department, which employs 6 persons; the Marketing Development Department, which employs 3 persons; and the Logistics Department, employs 3 persons.

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

RISKS RELATED TO OUR BUSINESS

Loss of significant customers, or other major customers, could occasionally hurt our business by reducing our revenues and profitability.

Our success depends substantially upon retaining our significant clients. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. For the twelve months ended December 31, 2007, we had one major customers: Beijing Xingwang Shidai Tech & Trading Co., Ltd., which was responsible for over 92.35% of our revenues. We have developed and enhanced our relationship with them and positioned ourselves for long-term cooperation with them by taking the following steps:

•	we assisted them in coordinating their sales channels and carriers;

•	we ensured they received high performance products at the specified prices; and

•	we responded to their feedback regarding consumer demands for our products and reacted by adjusting our product lines and providing them our most favorable products.

Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

The industry in which we compete is a rapidly evolving, highly competitive and fragmented market driven by consumer preferences and quickly evolving technology. Our competitors are comprised of overseas brands, such as Nokia, Motorola and Samsung, and domestic brands, such as Lenovo, Bird, Amoi, Changhong and Gionee, among others. We believe that the main competitive factors in the cell phone industry are effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation. We expect competition to intensify in the future due to the increased number of competitors and the factors discussed below. Other companies, both foreign companies and Chinese enterprises, may also enter the PRC market with better products or services, greater financial and human resources and/or greater brand recognition. Competitors will also continue to improve or expand current products and introduce new products. There can be no assurance that we will be able to compete effectively or that we will have the significant resources in technical innovation, business development, advertising and marketing necessary to compete effectively and build our brand awareness. Remaining competitive will require substantial human and capital resources of us and further developing brand awareness of our products and services, features and functionality, and cost. We may also have to continue to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

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

We also rely on a number of key technology staff for our operations. Given the competitive nature of our industry, the risk of key technology staff leaving the Company is fairly high and could disrupt our operations.

We rely on a third party production center.

We utilize a third party production center for the manufacture of the products we sell to our customers. Should we be required to utilize a different source for our manufactured products our costs could be negatively affected.

The acquisition of a manufacturing facility is costly and such acquisition may not enhance our financial condition.

The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring a manufacturing facility, there are no assurances that the operations of these businesses will enhance our future financial conditions. To the extent the business acquired does not remain competitive, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We plan to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities.

Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:

•	problems integrating the purchased operations, technologies, products, or services with our own;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees and customers of purchased organizations;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-downs of acquired assets in future acquisitions.

Our acquisition strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. In addition, we may encounter difficulties in integrating the operations of acquired businesses with our own operations or managing acquired businesses profitably without substantial costs, delays, or other operational or financial problems.

Rapid growth and a rapidly changing operating environment may strain our limited resources.

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

Unless we are able to take advantage of technological developments on a timely basis, we may experience a decline in a demand for our services or may be unable to implement our business strategy.

Our industry is experiencing rapid change as new technologies are developed that offer consumers an array of choices for their communications needs. In order to grow and remain competitive, we will need to adapt to future changes in technology, to enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future advances in competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. Technological advances, the introduction of new products, new designs and new manufacturing techniques could render our inventory obsolete, or it could shift demand into areas where we are not currently engaged. If we fail to adapt to those changing conditions in a timely and efficient manner, our revenues and profits would likely decline. To remain competitive, we must continue to incur significant costs in product development, equipment and facilities and to make capital investment. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following: research and development activities on existing and potential products; additional engineering and other technical personnel; advanced design, production and test equipment; manufacturing services that meet changing customer needs; and technological changes in manufacturing processes. Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities and competing third-party suppliers and technologies. Our failure to increase our net sales sufficiently to offset these increased costs would reduce our profitability.

Our research and development efforts may not lead to successful development of commercially viable or acceptable products, which could cause a decline in customer use of our products.

The markets in which we compete are characterized by:

•	rapidly changing technology;

•	evolving industry standards and transmission protocols;

•	frequent improvements in products and services; and

•	fierce competition from well-funded and technologically advanced companies.

To succeed, we must continually improve our current products and develop and introduce new or enhanced products that adequately address the requirements of our customers and are competitive in terms of functionality, performance, quality and price. We are currently developing new 3G products, however, our research and development efforts may not lead to any new or enhanced products or generate sufficient market share to justify commercialization. For example, 3G is a new and evolving technology, and we may not be able to recoup our research and development costs and expenses, we may not be able to serve our customers’ 3G needs, and customers may refuse to purchase our products.

Changes in industry standards, technology, customer requirements and government regulation could limit our ability to sell our products.

The mobile phone market is characterized by changing end-user preferences and demand for new and advanced functions and applications on wireless handsets, rapid product obsolescence and price erosion, intense competition, evolving industry standards and wide fluctuations in product supply and demand. This requires us to continuously develop new products and enhance our existing products to keep pace with evolving industry standards and rapidly changing customer requirements. In order to encourage widespread market adoption of 2G, 2.5G, 2.75G and 3G technologies, efforts have been made to develop industry standards, and we have designed our products to comply with these standards. Changes in industry standards, or the development of new industry standards, may make our products obsolete or negate the cost advantages we believe we have in our products.

Our business, operating results, financial condition and cash flows could be adversely affected by any decline in demand for our existing products, the introduction of products and technologies by our competitors that serve as a replacement or substitute for, or represent an improvement over, our existing products, technological innovations or new standards that our existing products do not address, or our inability to release enhanced versions of our existing products on a timely basis. We have begun to offer products based on the 3G standard promoted by the PRC government, and are focusing a significant portion of our product design and sales and marketing efforts on products that comply with such standard. We also are devoting significant resources to the development of solutions that will support certain 2.5G wireless standards and 3G wireless standards. If the wireless standards for which we are developing products are not widely adopted by the market, we may not be able to sell these 2.5G and 3G solutions and our revenue could decline. Because it is not practicable to develop products that comply with all current standards and standards that may be adopted in the future, our ability to compete effectively will depend on our ability to accurately select industry standards that will be widely adopted by the market and to design our products to support those relevant industry standards. We may be required to invest significant effort and to incur significant expense to redesign our products to address relevant standards. We may not have the financial resources to fund future innovations. If our products do not meet relevant industry standards that are widely adopted for a significant period of time, our revenue would decline, adversely affecting our operating results, business and prospects.

If the wireless communication sector in China does not maintain its current pace of growth, or the PRC government does not issue the Company a 3G license in the near future, the profitability and future prospects of our business and our liquidity could be materially and adversely affected.

Our future success depends on the continued growth of the PRC wireless communication industry. Any slowdown in the development of the wireless communication industry in China or reduction in our customers’ expenditures on mobile phone products and services may reduce market demand for our products and services. Alternatively, if the PRC government or other relevant regulatory authorities fail to allow construction of new wireless communication networks, or decide to terminate, delay or suspend construction or extension of new or existing wireless communication networks, the profitability and future prospects for our business could be materially and adversely affected.

The third generation wireless communication, or 3G, network deployment will require significant capital investment by PRC telecommunication operators, including investments in wireless coverage products and services, RF parts and components and wireless communication systems. Therefore, we believe that issuance of 3G licenses will in general have a positive impact on the growth of our business. Until we receive our 3G license from the PRC government, the expected return on our investments in 3G technology is uncertain. Continued delay in the issuance of 3G licenses will negatively impact our business growth and liquidity.

Our ability to generate revenues could suffer if the PRC market for cellular phones does not develop as anticipated.

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

Our products may be subject to counterfeiting and/or imitation, which could harm our business and competitive position.

We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

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

Product defects or the failure of our products to meet specifications could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance or requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

•	delayed market acceptance of our products;

•	delayed product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

If the limited warranty provisions in our contracts are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a claim could harm our business.

We may have difficulty collecting our accounts receivable.

During the normal course of business, we extend unsecured credit to our customers. Typical credit terms require payment to be made within 90 days of the invoice date. We do not require collateral from our customers.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2007 and December 31, 2006 were adequate, respectively. However, actual write-off may exceed the recorded allowance.

We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to:

•	our credit granting policies,

•	contractual provisions,

•	our customers’ and our overall credit rating as determined by various credit rating agencies,

•	industry and economic conditions, and

•	the customer’s and our recent operating results, financial position and cash flows.

Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could impair our cash flows and our financial position and cause a reduction in our results of operations.

Our financial results may be affected by mandated changes in accounting and financial reporting.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies may have a significant effect on our reported results and may even retroactively affect previously reported transactions.

The cyclical nature of the aluminum industry causes variability in our production costs and cash flows.

Our costs of production depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions. Historically, aluminum prices have been volatile and we expect such volatility to continue. These prices are driven, in part, by global demand for aluminum arising from favorable global economic conditions and strong demand in China.

RISKS RELATED TO DOING BUSINESS IN THE PRC

There are substantial risks associated with doing business in greater China, as set forth in the following risk factors.

A downturn in the PRC economy may slow down our growth and profitability.

The growth of the PRC economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the PRC economy will be steady or that any downturn will not have a negative effect on our business. Our profitability will decrease if expenditures for wireless services decrease due to a downturn in the PRC economy. More specifically, increased penetration of wireless services in the less economically developed central and western provinces of the PRC will depend on those provinces achieving certain income levels so that cellular phones and related services become affordable to a significant portion of the population.

Government regulation of the telecommunications industry may become more complex.

Government regulation of the telecommunications industry is highly complex. New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our user base and limit the access to our services.

Because we depend on governmental agencies for a portion of our revenue, our inability to win or renew government contracts could harm our operations and reduce our profits.

Our inability to win or renew Chinese government contracts could harm our operations and reduce our profits. Chinese government contracts are typically awarded through a regulated procurement process. Some Chinese government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Finally, Chinese government clients can generally terminate or modify their contracts with us at their convenience.

We rely on sales to the Chinese government and a significant decline in overall government expenditures or a delay in the payment of our invoices by the government could have a negative impact on our future operating results.

We believe that some of the success and growth of our business will continue to depend on our ability to win government contracts. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

•	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

•	delays or changes in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices.

The uncertain legal environment in the PRC could limit the legal protections available to you.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedent in the PRC. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in the PRC. However, these laws, regulations and legal requirements are relatively recent are evolving rapidly, and their interpretation and enforcement involve uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices that would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the PRC economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Changes in the PRC’s political and economic policies could harm our business.

The economy of PRC has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the PRC government have had a positive effect on the economic development of the PRC, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the PRC economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

•	economic structure;

•	level of government involvement in the economy;

•	level of development;

•	level of capital reinvestment;

•	control of foreign exchange;

•	methods of allocating resources; and

•	balance of payments position.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of the OECD member countries. As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources by controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. While these measures may benefit the overall PRC economy, they may also have a negative effect on us, especially if such measures create an unfriendly environment for businesses in the technology sector of the economy.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because almost all of our future revenues may be in the form of Renminbi (the “RMB”), any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

Because our revenues are generated in RMB and our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations.

The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 7.3% appreciation of the RMB against the U.S. dollar from July 21, 2005 to May 2, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our ordinary shares or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in the PRC has been as high as approximately 20% and the PRC has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the PRC economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase our costs and also reduce demand for our products and services.

We are subject to the United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Exchange Agreement (defined herein). If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

50.41% or 15,00,000 shares of our common stock are held by three stockholders, including 30.25% held by our executive officers and directors as a group. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease office space in Beijing, Shenzhen, Tianjin and Hong Kong. Our Beijing office serves as our corporate headquarters and is responsible for sourcing and coordination with cellular component suppliers, coordination with our research and development partners and following up the hardware and software testing aspects before mass production. Our Shenzhen Office serves as the base for cellular component sourcing and coordination with suppliers and manufacturers. Our Tianjin Office is mainly responsible for production management. Its functions include coordination with our principal manufacturer to adjust the production plan in accordance with our sales plan, raw material supply and cellular phone delivery management and supervision of the production processing of our principal manufacturer, as well as quality control. The office in Hong Kong is a representative office for coordination with customers.

The following is relevant information on our offices:

Address	Office / Production	Process / Lease	Monthly Rental (rmb)	Monthly Rental (usd)	Lease period
No. 2, Unit 1, Building 2,Guanhaixi Plaza, Chuangye Road, Nanshan Dist., Shenzhen	Office	Lease	5,500.00	741	09/19/07 to 02/19/08
12th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing	Office	-- (1)	50,000.00	6,738	01/08 to 12/08
No.185, Xinda Road, Hebei District, Tianjin	Office	-- (2)	--	--	--
No. 1, Fuyou Street, Airport Huoyun Road, Shunyi Dist., Beijing	Office	-- (3)	--	--	--
Room 1502, Jubilee Centre, 18 Fenwick Street, 46 Gloucester Road, Wanchai, Hong Kong	Office	Lease	19,500(HKD)	2,471	9/5/07 to 9/4/09
________________
(1)  From May 1, 2006 to December 31, 2006, there is a rent-free period for our headquarters in Beijing. We intend to renew the contract with landlord by the end of each year.
(2)  Our Tianjin office is located in the CECM factory. The office is provided by CECM and is cost-free to us.
(3)  These two offices are provided by Beijing Xin Ganxian Logistic Company and are cost-free to us.

Item 3.	Legal Proceedings

We are party to certain litigation/arbitration with regards to amounts payable to suppliers for which the Company was not satisfied with the quality and timing of the goods supplied. However, the amount in question is not material to the Company and we believe that such litigation/arbitration will not have a material adverse effect on us or our business and that we will be able to resolve these issues through further business negotiations.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on December 18, 2007. At the Annual Meeting, (i) each of our 7 nominees was elected to serve on the Board of Directors of the Company until the next Annual Meeting of Stockholders, and (ii) the proposed 2007 Omnibus Long-Term Incentive Plan (the “2007 Omnibus Plan”) was approved by the stockholders. The election results are as follows:

The voting results for the election of Directors were as follows:

Nominated Person	Votes For	Votes Against
Wang Xin	21,003,808	27,156
Liu Yu	21,003,808	27,156
Naizhong Che	21,000,308	27,156
Peng Wang	21,003,808	27,156
Zhixiang Zhang	21,003,808	27,156
Nathaniel K. Hsieh	21,001,008	27,156
Howard S. Barth	20,986,608	44,556

No stockholders withheld their vote. No other person received any votes.

The voting results for the approval of the 2007 Omnibus Plan were as follows:

Votes received
For	15,931,664
Against	61,147
Abstain	22,046

Description of the 2007 Omnibus Plan

The purpose of the 2007 Omnibus Plan is to assist the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company and to strengthen the mutuality of interests between such persons and to provide annual and long-term incentives to expend their maximum efforts in the creation of shareholder value. The 2007 Omnibus Plan will be administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors. The 2007 Omnibus Plan does not limit the availability of awards to any particular class or classes of Eligible Employees. If an award were to lapse or rights to an award otherwise were to terminate, the shares subject to the award would be available for future awards to the extent permitted by applicable federal securities laws. Awards granted under the 2007 Omnibus Plan are not transferable, except in the event of the participant's death. In the event of a change in control, a right to exercise that was not previously exercisable and vested shall become fully exercisable and vested at the time of change in control. The total number of shares reserved and available for delivery in connection with awards under the 2007 Omnibus Plan shall be 4,500,000.

Awards to Eligible Employees under the 2007 Omnibus Plan will be made in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and annual incentive and performance awards. The Compensation Committee, in its sole discretion, designates whom is eligible to receive awards, determines the form of each award, determines the number of shares of stock subject to each award, establishes the exercise price of each award and such other terms and conditions applicable to the award as the Compensation Committee deems appropriate.

Stock option awards can be either incentive or non-incentive. In either case, the exercise price of the option would not be less than the fair market value of the underlying shares as of the date the award is granted. Options would become exercisable at such times as may be established by the Compensation Committee when granting the award. No stock option could be exercised more than ten years after the date the option is granted.

A SAR allows the holder, upon exercise, to receive the excess of the fair market value of one share of Common Stock of the Company on the date of exercise over the grant price of the SAR. The Compensation Committee shall determine the circumstances under which a SAR may be exercised, the month of exercise and method of settlement. SARs may be awarded independently or in tandem with other awards.

Restricted stock awards are awards of shares subject to such restrictions as to transferability and risk of forfeiture as imposed by the Compensation Committee, which restrictions may lapse separately under such circumstances such as achievement of performance goals and/or future service requirements. Except to the extent restricted under the terms of the 2007 Omnibus Plan, any employee granted restricted stock shall have all the rights of a shareholder including the right to vote and receive dividends.

The Compensation Committee is authorized to grant RSUs to participants which are rights to receive stock, cash, or a combination thereof at the end of a specified deferral period. The Compensation Committee is also authorized to grant stock as a bonus or to grant stock in lieu of obligations to pay cash under the 2007 Omnibus Plan or under other compensatory arrangements.

The Board of Directors of the Company may amend or terminate the 2007 Omnibus Plan at any time, except that any amendment or alteration to the 2007 Omnibus Plan shall be contingent on the approval of the Company's shareholders not later than the annual meeting next following such Board action if such shareholder approval is required by any federal or state law or regulation or the rules of any stock exchange, provided that, without the consent of an affected Participant, no such Board action may materially and adversely affect the rights of such Participant under any previously granted and outstanding award.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock have been listed for trading on AMEX under the ticker symbol “ORS” since May 10, 2007. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2007:

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2006
First Quarter	$2.40	$1.85
Second Quarter	$2.60	$1.90
Third Quarter	$2.06	$1.10
Fourth Quarter	$3.00	$1.60

December 31, 2007
First Quarter	$4.04	$2.55
Second Quarter	$5.60	$3.05
Third Quarter	$4.05	$2.00
Fourth Quarter	$7.90	$2.25

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders.

As of March 31, 2008, we had approximately 2,500 stockholders of our common stock of record, and our common stock had a closing bid price of $2.37 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2007, there were no warrants or options outstanding to acquire any shares of our common stock.

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

Dividends and Related Policy.

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2007,

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	0 (1)	-- (1)	4,500,000
Equity compensation plans approved by security holders	None	None	None
Total			4,500,000

(1)	As of December 31, 2007, no securities, options, warrants or rights have been issued under the 2007 Omnibus Plan approved by our security holders on December 18, 2007.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the year ended December 31, 2007. This selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations	Year Ended December 31,
	2007	2006	2005	2004
	(in thousands, except share and per share amounts)

Revenues	$89,923	$68,108	$28,705	$70,822

Operating Expenses	78,368	60,102	25,711	62,164

Other Income - Interest, net	765	75	544	64

Net Income	9,683	6,718	3,492	8,699

Weighted Average Common Shares Outstanding (Basic and diluted)	29,756	29,756	29,756	29,756

Net Income Per Common Share - Basic and Diluted	0.33	0.23	0.12	0.29

Consolidated Balance Sheets	As of December 31,
	2007	2006	2005	2004
	(in thousands)

Current Assets	$66,916	$45,567	$30,230	$28,243

Total Assets	67,234	45,887	31,011	29,021

Current Liabilities	33,332	23,604	16,072	17,923

Total Liabilities	33,337	23,604	16,072	17,923

Total Stockholders’ Equity	33,897	22,283	14,939	11,098

Item 7.	Management Discussion and Analysis of Financial Conditions and Results of Operations

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

The business operations of UFIL are conducted through its wholly-owned subsidiary, Xelent, which is also commonly called “Orsus Cellular” within the cellular phone industry. Xelent sells its handsets and total solutions, including economically priced and fully-loaded cell phones for both Global System for Mobile communications (“GSM”) and Code Division Multiple Access (“CDMA”) platforms, to a diverse base of customers and dealers, such as ordinary users, tailored operators, specialized users from all field of business or government. Most of our mobile phone models are either designed by us for both our exclusive distribution and joint sales under established co-brands, or developed in conjunction with outside design firms. In February 2004, Xelent registered “ORSUS” with the PRC State Administration for Industry and Commerce as its product trademark.

The cellular phone products produced by Xelent are customarily equipped with industry leading features, including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 minute to 4 hours video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent has sold approximately 1,792,300 cellular phones since its first product launched in 2004.

In the market of GSM mobiles, Xelent provided its handsets to all types of customers and dealers and continues to maintain good relationships with them. At present, the GSM mobile devices constitute a significant percentage of the sales and profit of the Company. In addition, Xelent has emphasized the development of specialized application mobile terminals in accordance with market changes and popular features. The Company has established itself in the specialized application field and made great efforts in its marketing since entering the field in September 2006. Based on its evaluation of the market and the engagement proposals received from its major customers, the Company began to produce X180 in large volumes starting in April 2007 and took advantage of the great opportunity to win the specialized application mobile terminal market.

In April 2007, the Company’s common shares were approved for listing on the American Stock Exchange (“AMEX”), and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS”. The Company's CUSIP Number is 68749U106.

Business Review

In the beginning of 2006, the Company made the strategic decision to set up cooperative relationships with telecom operators and suppliers to increase sales and orders for the Company. The benefits of this policy have been realized since the second quarter of 2007.

In early 2007, the Company, like the majority of cell-phone makers, were optimistic that the PRC government would issue the 3G telecom commercial license in 2007, but this did not develop as expected. The Company and other cell-phone manufacturers currently expect 3G licenses will be released to China’s telecom carriers prior to August 8, 2008- the opening of Beijing Olympic Games. To this end, the Company still be able to take advantage of the tremendous business opportunities brought by the 3G mobile phone rollout and will focus on the implementation of 3G mobile technologies in the PRC. The Company will continue to negotiate and cooperate with many 3G design companies and expects to provide qualified samples to China Mobile for testing to obtain its 3G licenses.

In the past two years, the Company has been examining possible opportunities to purchase a production facility. The Company has been trying to increase the value of fixed assets and restructure the pattern of its development, both of which has seen great progress in 2007. The Company is planning to put more efforts to its analysis of potential acquisitions and expects to fulfill its industrialized development strategy in the first half year of 2008. Specifically, we are planning to join into the TDS-CDMA Industry League, and are working toward obtaining 3G cellular phones manufacturing licenses for the Company (or its holding company) from the PRC government in 2008. The Company has positioned itself well to take advantage of this opportunity.

To further its goal of becoming less reliant on third-party manufacturers, the Company is continuing its discussions with Hebei Lemon Times Communications Equipment Manufacturing Co. Ltd. (“Lemon Times”) to acquire a factory and will consummate the acquisition upon the completion of negotiations and its due diligence of the target company. By the end of 2007, both the Company and the factory were still continuing their negotiations and reviews and are addressing any uncertainties that arise as a result of the initial audit conducted. The Company has decided to expend additional time and effort in this endeavor and expects to complete the acquisition in the second quarter of 2008. The completion of the acquisition of Lemon Times would mean the Company would change from OEM production to independent production of its own-brand mobile phones.

The Company’s management team has become more experienced and has a clearer focus on sales targets and its distribution market. Furthermore, the Company optimized the organization of its operations during the last year. The newly setup business center has begun to strengthen the ties between the Company, the market and its customers. Meanwhile, the Company continued to work diligently to expand its customer base, including that of our traditional cellphones, our tailor-made products for telecomm operators, and our specialized application mobile terminals, such as mobile TV, mobile Stock and Mobile Law Enforcement terminals, including a continued push into the field of specialized applications. Even with these initiatives, the Company continued to grow its traditional markets, as evidenced by the great contribution it made to the fiscal year’s highlights. For the fiscal year ended December 31, 2007, we have achieved a 32.03% increase in operational revenues and 44.15% increase in net profit as compared to the same period last year.

Throughout 2007, although the Company did not make significant changes regarding its specific operations or undertake changes and initiatives in response to China's macroeconomic industrial policies, the Company still saw a strong growth of its operational revenues. In addition the Company made overall adjustments and innovations in its business model. The new industrial model of the Company has helped it stand out among many other mobile phone makers in terms of brand awareness, reputation, interests and other important criteria. All of the above will allow the Company to continue to develop its good ideology and build on its firm foundation in 2008.

The following table summarizes our operating results for the twelve months ended December 31, 2007 and December 31, 2006, respectively:

	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	89,923	-	68,108	-	21,815	32.03%
Cost of sales	74,174	82.49%	55,226	81.09%	18,948	34.31%
Sales & marketing expenses	553	0.61%	1,045	1.53%	(492)	(47.08%)
General & admin. expenses	1,290	1.43%	793	1.16%	497	62.67%
R&D expenses	340	0.38%	255	0.37%	85	33.33%
Depreciation	142	0.16%	175	0.26%	(33)	(18.86%)
Allowance for obsolete inventories	875	0.97%	1,387	2.04%	(512)	(36.91%)
Allowance for trading deposit receivable	923	1.03%	767	1.13%	156	20.34%
Impairment of Fixed Assets	71	0.08%	454	0.67%	(383)	(84.36%)
Finance cost	989	1.10%	116	0.17%	873	752.59%
Other net income	765	0.85%	75	0.11%	690	920.00%
Pre-tax profit	11,331	12.60%	7,965	11.69%	3,366	42.26%
Income tax	1,648	1.83%	1,247	1.83%	401	32.16%
Profit	9,683	10.77%	6,718	9.86%	2,965	44.14%

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

RESULTS OF OPERATIONS

Revenues

Our Revenues were $89,923,000 for the twelve months ended December 31, 2007, representing an increase of 32.03% as compared to $68,108,000 in the corresponding period in 2006. The increase of our operation revenues as compared to the same period last year was mainly due to several factors: (1) we experienced a slow business period in 2006 because of the reformation of the cellular industry and products which affected our operation revenues for that period, (2) in the second half year of 2007 the Company reduced its operator-tailored products and increased the production and sales of GSM/GPRS cellular phones to account for 55.14% of the total revenues, due to the fact that the telecom operators could not determine their customized orders before the institutional reformation of communication management was commenced by the PRC government, and (3) in the fourth quarter in 2007, product sales achieved a record high, with our GSM products continuing to meet the market’s demand for mid-level and high-end handsets, which resulted in a higher sales volume and triggered the increased revenue growth over the same period last year.

At present, we have three series of product lines based on the nature of the products, such as function, appearance, price, target market and so on. Our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage, while our high-end products contain the above-mentioned features as well as PDA, GPS and office software functions, Mobile TV, special industry applications and other attractive features and functions.

Products Segment

In the second half year of 2007, in order to offset the impact of reducing customized cell-phones, we took advantage of our strong market adaptability formed through many years to recover traditional channels in mass market and significantly increase the sales of our GSM products.

At the same time, we have increased our trading activities in order to widen our revenue streams. We have increased the number of our models of mobile phones sold in the market as compared to the same period last year, most of which were newly created in the current year. In 2007, our mid-level and high-end GSM performed extraordinarily well and accounted for accumulated sales of $49,585,000.

The following table sets forth the revenues of product segments for the twelve months ended December 31, 2007:

	Twelve months ended December 31, 2007
	$000	% of Revenue
C8100	8,578	9.53%
C8000	6,912	7.69%
D907	4,180	4.65%
M5	4,096	4.56%
X180	4,017	4.47%
H8801	3,478	3.87%
M6	2,985	3.32%
M85	2,513	2.79%
N808	2,289	2.55%
G588	1,290	1.43%
TY725D	10,435	11.60%
TY725E	9,560	10.63%
CECTA2000	7,967	8.86%
TY732	7,574	8.42%
D8110	6,452	7.18%
OBEE007	4,488	4.99%
T680	1,571	1.75%
N3200	645	0.72%
N3201	690	0.77%
Other	203	0.22%
Total	89,923	100.00%

For the twelve months ended December 31, 2007, the total revenues were $89,923,000. The sales of CDMA products reached $40,338,000, representing 44.86% of our total revenue, as our operator-tailored section kept growing since the beginning of the year. This growth was triggered by specialized application mobile terminals Proxlink X180 and other intelligent mobile phones. The CDMA products included C8100, C8000, D907, M5, X180, H8801, M6, M85, N808 and G588 with revenues of $8,578,000, $6,912,000, $4,180,000, $4,096,000, $4,017,000, $3,478,000, $2,985,000, $2,513,000, $2,289,000 and $1,290,000, respectively. The sale of GSM products in this period accounted for $49,585,000, or 55.14%, of our total revenue, which was mainly from the sales of TY725D, TY725E, CECT A2000, TY732, D8110, OBEE007, T680, N3200, N3201 and other small sales products with revenues of $10,435,000, $9,560,000, $7,967,000, $7,574,000, $6,452,000, $4,488,000, $1,571,000, $645,000, $690,000 and $203,000, respectively.

Our GSM products are purchased from Tianjin Communication and Broadcasting Group Co., Ltd and Hebei Jvyuan Commerce and Trade Co., Ltd., which include TY725D/E (300K pixel camera, Multimedia Player),CECTA2000 (Multimedia Player, Camera, Remote Control, Anti-stolen, U-disk). Our CDMA products are provided by China Electronic Appliance Corporation and Beijing Tian Hong Bo Communication Apparatus Company Limited, from whom the trading products included C8100 (high-end PDA, MP3, MP4, Camera, T-flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset), and C8000 (high-end PDA, MP3, MP4, Camera, T-flash Card, GSM & CDMA Simultaneous Standby Dual Mode handset).

The increase in the Company’s revenues was attributable to: (1) the launch of specialized application mobile terminals to meet the specific application market, (2) the introduction of fashionable appearances and features to satisfy market demand, and (3) the distribution through traditional channels.

Customer Segments

The following table sets forth the revenues of customer segments for the twelve months ended December 31, 2007:

	Twelve months ended December 31, 2007
	$000	% of Revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	83,045	92.35%
Tianjin Communication and Broadcasting Group Co., Ltd.	2,861	3.18%
China Electronic Appliance Corporation	4,017	4.47%
Total	89,923	100.00%

For the twelve months ended December 31, 2007, our revenues were mainly derived from three major domestic customers, Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), Tianjin Communication and Broadcasting Group Co., Ltd (“TCB”) and China Electronic Appliance Corporation (“CEAC”), in the amounts of $83,045,000, $2,861,000 and $4,017,000, respectively, for a total amount of $89,923,000. In particular, XWSD has been our most important customer for a long period, and accounted for 92.35% of the total sales in this year. It is the largest distributor and dealer in Mainland China and has sales networks in major cities in the PRC.

Other net income

For the twelve months ended December 31, 2007, other net income accounted for $765,000, or 0.85% of the total revenue. It was mainly subject to accounting adjustment as some prepaid trade deposits were recovered and this contributed to other net income.

Operating expenses

For the twelve months ended December 31, 2007, our operating expenses were $78,296,000. The operating expenses include sales and marketing, general and administrative expenses, R & D expenses, and depreciation are set forth in the following table together with a comparison with the corresponding amounts from the same period in 2006:

	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Cost of sales	74,174	82.49%	55,226	81.09%	18,948	34.31%
Sales & marketing expenses	553	0.61%	1,045	1.53%	(492)	(47.08%)
General & Admin. expenses	1,290	1.43%	793	1.16%	497	62.67%
R&D expenses	340	0.38%	255	0.37%	85	33.33%
Depreciation	142	0.16%	175	0.26%	(33)	(18.86%)
Allowance for obsolete inventories	875	0.97%	1,387	2.04%	(512)	(36.91%)
Allowance for trading deposit receivable	923	1.03%	767	1.13%	156	20.34%
Total	78,297	87.07%	59,648	87.58%	18,649	31.27%

Cost of sales

For the twelve months ended December 31, 2007, our cost of sales was $74,174,000, or 82.49% of revenues. The cost of sales to revenues increased by 1.40%, as compared to 81.09% of the corresponding period in 2006. The principal reasons for the increase were that both production and sales of high margin operator-customized products were reduced due to the impact of the telecom operators split and restructuring.

Sales and marketing expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs.

For the twelve months ended December 31, 2007, sales and marketing expenses were $553,000, or 0.61% of the revenues, which shows a decrease of 47.08% as compared to $1,045,000, or 1.53% of the revenues for the corresponding period in 2006. This sharp decrease was caused by the reduction in the number of personnel while changing our business model, which resulted in a corresponding decrease in the costs for salaries and social insurances.

In addition, the after-sale maintenance services were shifted to the materials suppliers, and the costs of all the after-sale services, excluding the employees’ salaries, were borne by our cooperative partners. This resulted in a significant reduction of our sales and marketing expenses.

R&D expenses

Our R&D expenses were $340,000 or 0.38% of total revenue for the twelve months ended December 31, 2007, which represented a 33.33% increase, as compared with $255,000 and 0.37% of total revenue in the same period of 2006. The increase was attributed to the increased spending in the research and development of promising and high profit margin advanced smart mobile terminals.

General and administrative expenses

General and Administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the twelve months ended December 31, 2007, the total general and administrative expenses including allowance of obsolete inventories, allowance for trading deposit receivable and impairment of fixed assets were $3,159,000, or 3.51% of the total revenue. After deducting the allowance for trading deposit receivable of $923,000, the allowance for obsolete inventories of $875,000, and impairment of fixed assets of $71,000, the actual general and administrative expenses were $1,290,000 or 1.43% of the total revenue, representing an increase of $497,000 or 62.67% as compared to $793,000 or 1.16% of the total revenues for the corresponding period in 2006.

The sharp increase was mainly due to accounting reclassification that some provision for bad debts previously recorded under the administrative expenses were removed and included to other net income.

Allowance for obsolete inventories

For the twelve months ended December 31, 2007, allowance for obsolete inventories were $875,000, which was due to the fact that old models prior to 2007 were not popular any more and some related obsolete inventories could not be used to produce new models of handsets.

Gross Profit and Gross Profit Margin

For the twelve months ended December 31, 2007, our gross profit was $15,749,000, reflecting a significant increase of $2,867,000, or 22.26% as compared to $12,882,000 for the same period of last year. In addition, our gross profit margin for the reporting period was 17.51%, representing a decrease of 1.40% as compared to 18.91% for the same period of 2006.

The gross profit margin decrease in general is attributable to:

1.	the impact that operators’ business restructuring were still in the transitional period, leading to their failure to timely implement the customized mobile terminals.

2.	the reduction of operator-tailored production and sales and the increase in sales of low profit margin traditional cell-phone by the Company.

3.	the fact that 74.4% of products lines generated less than 17% gross profit margin.

Net profit

For the twelve months ended December 31, 2007, our net profit was $9,683,000 or a net profit margin of 10.77%, representing an increase of $2,965,000, or 44.14%, as compared to $6,718,000, or a net profit margin of 9.86% in the same period of 2006. The increase in our net profit is due to our new business strategy on marketing and cost controls.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and the short-term loans from the domestic banks.

As of December 31, 2007, we had current assets of $66,916,000. Current assets are mainly comprised of accounts receivable of $57,743,000, trade deposits paid of $839,000, cash and cash equivalents of $2,928,000, inventories of $4,000, other current assets of $4,196,000 and a pledge deposit of $1,206,000. Our current liabilities of $33,332,000 included accounts payable of $10,854,000, short-term bank loan of $9,160,000, short-term mortgage loan of $68,000, other accrued expenses and the accrued liabilities of $8,048,000, tax payables of $3,047,000, amounts due to directors of $323,000, trade deposits received of $1,709,000 and provision of warranty of $123,000. Also, we had a long-term mortgage loan of $5,000 as of December 31, 2007.

We offer two different trading terms to our customers: cash-on-delivery and on credit term within 30-60 days. As of December 31, 2007, our accounts receivable had increased from $31,425,000 as of December 31, 2006 to $57,743,000. Our accounts receivable consisted of (1) $33,791,000, or 58.52% of the total accounts receivable, that was newly created in the fourth quarter of 2007, and (2) $23,952,000, or 41.48% that was aged by four to six months. Subsequent payments of $6,413,000 were received as of March 10, 2008.

As of December 31, 2007, our trade deposits paid were $839,000, which represented a decrease of $8,150,000 or 90.67%, as compared to $8,989,000 as of December 31, 2006. The trade deposit paid was comprised of the deposit for the order of specialized application devices and the advance payment on other popular cellular phones. The decrease of trade deposits paid was caused by the reduction in the productions and sales of operator-tailored handsets that demand large amount of advance payment.

As of December 31, 2007, our other current assets were $4,196,000, which represented a deep increase, as compared to $86,000 as of December 31, 2006. It mainly represented a deposit of investment of $4,102,000 for acquiring our production facility.

As of December 31, 2007, accounts payable were $10,854,000, which represented a decrease of $110,000 or 1.00%, as compared to $10,964,000 as of December 31, 2006. The mainly accounts payable was attributable to unpaid products from our vendor China Electronic Apparatus Company and Shanghai Simcom Limited.

As of December 31, 2007, accrued expenses and other accrued liabilities were $8,048,000, indicating a significant growth of $3,604,000 or 81.10%, as compared to $4,444,000 as of December 31, 2006. The increase was constituted by the outstanding tax of $6,953,000 caused by the time difference between USGAAP and PRCGAAP determinations of the value-added tax (VAT).

As of December 31, 2007, tax payable was $3,047,000, which was attributable mainly to profit tax at the rate of 12% and the deferred tax in 2007.

As of December 31, 2007, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and USD. Our activities in the operation are mainly denominated in RMB. In the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the appreciation of the RMB against USD did not bring us with risks of currency exchanges because we had few USD in stock.

CASH FLOWS

As of December 31, 2007, we had cash and cash equivalents of $2,928,000. This represented an increase of $507,000, or 20.94% as compared to $2,421,000 as of December 31, 2006.

As of December 31, 2007, our short-term bank loans were $9,160,000, which was mainly comprised of $2,461,000 from Huaxia Bank and $6,699,000 from Beijing Rural Bank.

During the year, we had obtained a mortgage loan of $122,000 from a financial institution when acquiring a motor vehicle. As of December 31, 2007, $68,000 was matured within one year and $5,000, which was matured over one year, was considered a long-term loan.

Our gearing ratio, calculated as total debts over total assets, was 49.58%, as of December 31, 2007. It decreased slightly compared to 51.44% as of December 31, 2006.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract to serve as guarantor of a loan in the amount of RMB120,000,000 to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases between June 20, 2006 and June 16, 2010. Under the guarantee contract, we shall perform all obligations of CECT-Chinacom under the Loan Contract if CECT-Chinacom fails to perform its obligations as set forth in the Loan Contract for any reason, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarized the Company’s contractual obligations at December 31, 2007, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$000	$000	$000	$000	$000

Operating Lease Obligations	51	31	20	-	-
Purchase Obligations	14,083	14,083	-	-	-

Total	14,134	14,114	20	--	--

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Bank loans at December 31, 2007 were $9,160,000. The interest rate for the twelve months ended December 31, 2007 was charged at 7.344% to 7.956% per annum.

Currency Risk

The Company considers RMB its functional currency since a substantial portion of the Company’s business activities are based in RMB. However, the Company has chosen the United States dollar as its reporting currency. Our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

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

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. When there are material adjustments under this process they are recorded in accumulated other comprehensive income under the stockholders’ equity section of the balance sheet.

Country Risk

Our business, assets and operations are located and conducted in the PRC. While the PRC’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the PRC government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues are instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of [December 31, 2007], the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b) Changes in Internal Control Over Financial Reporting.

During our fiscal year 2007, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of December 31, 2007, our current directors and executive officers were as follows:

Name	Age	Positions Held
Wang Xin	38	Chief Executive Officer and a Director
Zhao Hongwei	41	Chief Financial Officer
Liu Yu	41	Director
Naizhong Che	64	Director
Peng Wang	35	Director
Zhixiang Zhang	39	Director
Nathaniel K. Hsieh	42	Director
Howard S. Barth	55	Director

Wang Xin has served as Chief Executive Officer and a member of our Board of Directors since March 31, 2005. From April 2003 to present, he has also served as Director and General Manager of Xelent. Prior to joining Xelent, he served as the as the General Manager of the Sales and Marketing Division of Shanghai Cellstar International Trading Co., Ltd. from January 2003 to April 2003; Director of Logistics & Customer Service of Shanghai Cellstar International Trading Co., Ltd. from November 1997 to January 2003; and Director and Vice President of Beijing VA Communication Equipment Co., Ltd. from May 1996 to October 1997.

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

Naizhong Che has served as a member of our Board of Directors since February 7, 2007. He earned his B.S. from Beijing University of Posts and Telecommunications. Now retired, he has broad experience in the communications industry including R&D, production, imports and exports. He served twelve years with the Ministry of Information Industry of China Posts and Telecommunications Industry Standardization Institute in various capacities.

Peng Wang has served as a member of our Board of Directors since February 7, 2007. He earned his bachelor’s degree at Central University of Finance and Economics and his master’s at Guanghua School of Management, Peking University. His expertise includes formulating, planning and implementing marketing strategies for technology companies. He is currently General Manager for Beijing Youlilianxu Technology Co., Ltd. where he is responsible for products in the PRC, including ViewSonic projection, Samsung MP4 and LG projection.

Zhixiang Zhang has served as a member of our Board of Directors since February 7, 2007. He earned bachelor and master’s degrees at Central University of Finance and Economics. He has extensive experience in corporate financial management, audits and financial strategy, and most recently was the Financial Controller for CECT-Chinacom Communications Co., Ltd.

Nathaniel K. Hsieh has served as a member of our Board of Directors since February 7, 2007. He is a member of the Illinois and Iowa Bar Associations. He earned his L.L.M. at Georgetown University and his J.D. at the University Of Iowa College Of Law. He is the Founder and President of Tritent International Corp. of Chicago, Illinois, which oversees tobacco import and manufacturing operations for one of the 60 independent tobacco manufacturers in U.S.

Howard S. Barth has served as a member of our Board of Directors since February 7, 2007. He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University and has over 25 years of experience as a certified accountant. Until recently, he was chief executive officer and president with Yukon Gold Corporation, Inc., a public company which is dual-listed in the U.S. and Canadian markets. He is currently a director of Yukon Gold Corporation Inc., an OTC BB and TSX listed company, and has served on its audit committee. He is also a member of the Board of Directors and chairman of the audit committee for Nuinsco Resources Limited, a TSX listed exploration company, and New Oriental Energy & Chemical Corp., a NASDAQ listed company. He is also currently a director for Uranium Hunter Corporation, an OTC BB company.

Subsequent Events

On March 5, 2008, Mr. Nathaniel K. Hsieh resigned from his position as a member of the Board of Directors of the Company and all position held on the Board of Director’s committees.

On March 5, 2008, Mr. Gao Jian was elected to the Board of Directors of the Company by unanimous written consent of the Board of Directors, effective immediately, and was elected by the Board of Directors to serve on its Audit Committee and Compensation Committee.

Mr. Gao Jian, age 39, earned his Master of Business Administration degree at the University of Liverpool in UK in July 2000. Mr. Gao Jian has been engaging in real estate and telecommunication industries for years. Since June 2007, Mr. Gao Jian has been serving as chairman of the Board of Directors of Royal Junction Construction Materials Co., Ltd. From May 2001 to January 2003, Mr. Gao Jian worked as the General Manager of Dacheng Real Estate Development Group and Dacheng Telecommunications Technology Co., Ltd. From 1996 to 1999, Mr. Gao Jian worked as sales director for CellStar International Trading Co., Ltd., where he was responsible for sales, marketing and strategic planning.

On March 5, 2008, the Mr. Howard S. Barth was appointed as Chairman of the Board’s Audit Committee.

Family Relationships

There are currently no family relationships between the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings.

None

Board of Directors Meetings and Committees

The Board of Directors held 8 meetings during the fiscal year ended December 31, 2007. Each Directors member attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

Audit Committee	Nominating/Corporate Governance Committee	Compensation Committee
Howard S. Barth (Chair)	Naizhong Che (Chair)	Naizhong Che (Chair)
Gao Jian	Zhixiang Zhang	Gao Jian
Zhixiang Zhang	Peng Wang	Peng Wang

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Gao Jian and Zhixiang Zhang, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission’s (the “SEC”) rules and by the Company Guide of the American Stock Exchange. Since its formation in February of 2007, the Audit Committee met 4 times. The Board of Directors has determined that Howard S. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 12th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020. The Report of the Audit Committee is included elsewhere in this proxy statement.

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The Nominating Committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board of Directors a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including the ability of the individual to meet the American Stock Exchange “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the American Stock Exchange listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Naizhong Che (Chair), Zhixiang Zhang and Peng Wang, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange. Since its formation in February of 2007, the Nominating Committee met 3 times. The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 12th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

During the fiscal year ended December 31, 2007, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board of Directors.

Compensation Committee

The Board of Directors established the Compensation Committee in February 2007. The Compensation Committee is currently comprised of the following Directors of the Company: Naizhong Che (Chair), Gao Jian and Peng Wang, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange. Since its formation, the Compensation Committee met 2 times. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors’ policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 12th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board of Directors or Compensation Committee.

Audit Committee Report

The Audit Committee was established on February 7, 2007 and is composed of non-management Directors. It is currently composed of three independent Directors, Howard S. Barth (Chair), Gao Jian and Zhixiang Zhang, and operates under the written Audit Committee charter adopted by the Board of Directors on February 7, 2007.

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

To this end, the Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2007 with management and Mazars CPA Limited, the Company’s independent auditor. The Audit Committee discussed with Mazars CPA Limited certain matters related to the conduct of the audit as required by Statement on Auditing Standards 61, as amended by Statement on Auditing Standards 90. In addition, the Audit Committee has received from Mazars CPA Limited the written disclosures and the letter regarding the auditor’s independence required by Independence Standards Board Standard No. 1 and has discussed with Mazars CPA Limited its independence.

In reliance on the reviews and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year ended December 31, 2007 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the Board of Directors accepted the Audit Committee’s recommendation.

The Audit Committee selected Mazars CPA Limited as the Company’s independent auditors for the fiscal year ending December 31, 2007. The selection of auditors is determined by the Audit Committee. This matter is not being submitted to the stockholders for approval as this is not required under applicable law.

Following the reorganization of Moores Rowland Mazars (the “Former Auditors”) on June 1, 2007, eight of its partners have joined Mazars CPA Limited and the Former Auditors changed its name to Mazars CPA Limited. As such, the Former Auditors resigned as the independent auditors of the Company, effective June 29, 2007. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”) approved the resignation of the Former Auditors on June 29, 2007.

As key members of the Former Auditors servicing the Company previously have joined Mazars CPA Limited, the Audit Committee appointed Mazars CPA Limited as the Company's new independent auditors, effective from June 29, 2007.

AUDIT COMMITTEE

Howard S. Barth (Chair)
Gao Jian
Zhixiang Zhang

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2007, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis, except for the timely filing of Form 3’s by Naizhong Che, Peng Wang, Zhixiang Zhang, Gao Jian, and Howard S. Barth upon their appointment as Directors of the Company due to unforeseen delays, which were all subsequently filed with the Securities and Exchange Commission. There were no transactions that were not reported timely.

Code of Ethics

On February 7, 2007, the Company adopted a Code of Business Conduct and Ethics that applies to all its employees including its executive officers, which was filed as Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

General Philosophy

We currently compensate our senior management and key employees through a single method of base salary. However, a mixed compensation program of base salary, bonus and equity compensation is under consideration and will be designed to impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

At the senior-most levels, we will design the incentive compensation to reward company-wide performance by tying awards primarily to earnings growth and stock appreciation. At lower levels, we will design the incentive compensation to reward the achievement of specific operational goals within areas under the control of the relevant employees, although company-wide performance will also be a factor.

The newly adopted 2007 Omnibus Long-Term Incentive Plan (the “2007 Omnibus Plan”) will assist the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company and to strengthen the mutuality of interests between such persons and to provide annual and long-term incentives to expend their maximum efforts in the creation of shareholder value. The 2007 Omnibus PlanP will be administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors. The 2007 Omnibus Plan does not limit the availability of awards to any particular class or classes of Eligible Employees. Awards granted under the 2007 Omnibus Plan are not transferable, except in the event of the participant's death. A total of 4,500,000 shares is currently reserved and available for delivery in connection with awards under the 2007 Omnibus Plan.

Base Salaries

We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments. For our chief executive officer, we concluded that a base salary of between $65,000 and $75,000 was appropriate in this regard for the fiscal year ending December 31, 2006. Similarly, we concluded that a base salary of between $30,000 and $40,000 was appropriate for our chief financial officer for the fiscal year ending December 31, 2006. These ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. We provide a significant level of competition for our senior vice presidents. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Wang Xin, CEO	2007 2006	65,378 66,309	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	65,378 66,309
Zhao Hongwei, CFO	2007 2006	51,200 30,110	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	51,200 30,110
Wang Xiaolong, Vice-President	2007 2006	29,932 25,757	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	29,932 25,757
Zhou Liangyun Vice-President	2007 2006	29,932 22,989	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	29,932 22,989
Wan Feng, CEO Assistant	2007 2006	26,781 20,395	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	26,781 20,395

As of as of December 31, 2007 the Company did not have any grants of plan-based awards, outstanding equity awards at fiscal year-end, option exercises and stock vested, pension benefits, or nonqualified deferred compensation. The Company did not have any post-employment payments to report.

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

We recently adopted our 2007 Omnibus Long-Term Incentive Plan (the “2007 Omnibus Plan”), as approved by our shareholders at the Annual Meeting on December 18, 2007, but there were been no grants under the 2007 Omnibus Plan as of December 31, 2007. For additional information on the 2007 Omnibus Plan, please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Wang Xin, Chief Executive Officer and Director	3,000,000	10.09%
Common	Liu Yu, Director	6,000,000	20.16%
Common	Wang Zhibin	6,000,000	20.16%
__________________
(1)	Unless otherwise noted, the address is that of the Company.

(2)
On March 31, 2008, there were 29,756,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on March 31, 2008 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 for each of our officers and directors and all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Wang Xin, Chief Executive Officer and Director	3,000,000	10.09%
Common	Liu Yu, Director	6,000,000	20.16%
Common	Zhao Hongwei, Chief Financial Officer	--	--
Common	Naizhong Che, Director	--	--
Common	Peng Wang, Director	--	--
Common	Zhixiang Zhang, Director	--	--
Common	Gao Jian, Director	--	--
Common	Howard S. Barth, Director	--	--
Common	Directors and executive officers as a group (4 persons)	9,000,000	30.25%
__________________
(1)	Unless otherwise noted, the address is that of the Company.

(2)
On March 31, 2008, there were 29,756,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on March 31, 2008 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2007,

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	(1)	(1)	4,500,000
Equity compensation plans approved by security holders	0	0	0
Total			4,500,000

(1)	As of December 31, 2007, no securities, options, warrants or rights have been issued under the 2007 Omnibus Plan approved by our security holders on December 18, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

Other than the Company's Code of Business Conduct and Ethics, the Board does not have a specific written policy regarding the review of related party transactions. The Board does, however, follow certain procedures relating to the approval of transactions involving related parties. Related parties generally include executive officers and directors, stockholders owning more than 5% of the Company’s common stock or immediate family members of any such persons. A related party transaction will be approved only if it is disclosed to the Board and is approved by a majority of the disinterested members of the Board. Prior to approving any related party transaction, the members of the Board reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of the Company’s stockholders. No director that is an interested party in a transaction may participate in the discussion or approval of such transaction. Other than as disclosed below, during fiscal year ended December 31, 2007, based on written representations from the executive officers and directors of the Company, there were no related party transactions.

Messrs. Wang Xin and Liu Yu have outstanding loans to the Company in the amount of $323,000, which loans are unsecured, interest-free and repayable by the Company on demand of the noteholder.

The Company has bank loans amounting to $6,699,000 that were guaranteed by a director, Mr. Liu Yu.

The Company has a mortgage loan amounting to $73,000 that was guaranteed by a director, Mr. Wang Xin.

Director Independence

Messrs. Naizhong Che, Peng Wang, Zhixiang Zhang, Gao Jian, and Howard S. Barth are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to the rules of the AMEX Rules and the Securities and Exchange Commission. All of the members of our Board of Directors Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the rules of the AMEX Rules and the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

Our independent accountant is Mazars CPA Limited. As reported in our Form 8K filed on July 6, 2007, the Company appointed Mazars CPA Limited as its independent accountant effective as of June 29, 2007. Our previous independent accountant was Moores Rowland Mazars, and this firm underwent a re-organization in 2007 and did not continue as Moores Rowland Mazars. Certain member of Moores Rowland Mazars formed Mazars CPA Limited, and we hired that firm to be our independent accountant. Set below are aggregate fees billed by Moores Rowland Mazars and Mazars CPA Limited for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2007 and 2006, and the review of the financial statements included in the Company’s Form 10Q and Form 10QSB for 2007 and 2006.

Audit Fees

During the fiscal year ended December 31, 2007, the fees for our principal accountant were $90,000, which was composed of $22,500 for two quarterly reviews, and $67,500 for the preparation of this annual report on Form 10-K. During the fiscal year ended December 31, 2006, the fees for our principal accountant were $81,500, which was composed of $22,500 for quarters review and $59,000 for the preparation of the annual report on Form 10-K.

Audit Related Fees

During the fiscal years ended December 31, 2007 and December 31, 2006, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2007 and December 31, 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2007 and December 31, 2006, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2007 and 2006, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

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

3.1
Certificate of Incorporation of Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 28, 2004 as amended by that Plan of Merger and Agreement of Merger attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2005)

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007, as amended by the Current Report on Form 8-K filed with the SEC on March 5, 2007)

4.1
Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment 2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 19, 2004)

10.1
Contract of Suretyship, dated June 20, 2007, between Yayuncun Branch of Beijing Rural Commercial Bank and Beijing Orsus Xelent Technology & Trading Company Limited (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.2
X180 Mobile Terminal Purchase Contract, dated May 31, 2007, among Unicom Huasheng Telecommunication Technology Co., Ltd., Dalian Daxian Distribution Company and Beijing Orsus Xelent Technology & Trading Company Limited (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007)

10.3	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

16.1
Letter from Moores Rowland Mazars to the Securities and Exchange Commission dated July 5, 2007 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007)

21.1	List of Subsidiaries *

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

Orsus Xelent Technologies, Inc.

Index to Consolidated Financial Statements
Year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders
Orsus Xelent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Orsus Xelent Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: March 31, 2008

Orsus Xelent Technologies, Inc.
Consolidated Statements of Operations and other Comprehensive Income
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

		Years ended December 31,
		2007	2006
	Note	US$’000	US$’000

Operating revenues - Net sales		89,923	68,108

Cost of operating revenues		(74,174)	(55,226)

Gross income		15,749	12,882

Operating expenses:
Sales and marketing		(553)	(1,045)
General and administrative		(2,213)	(1,560)
Research and development		(340)	(255)
Depreciation		(142)	(175)
Allowance for obsolete inventories		(875)	(1,387)
Loss on disposal of property, plant and equipment		(71)	(454)

Total operating expenses		(4,194)	(4,876)

Operating income		11,555	8,006

Other income (expenses)
Finance costs		(989)	(116)
Other income, net		765	75

Income before income taxes		11,331	7,965

Income taxes	4	(1,648)	(1,247)

Net income		9,683	6,718

Other comprehensive income
Foreign currency translation adjustment		1,931	626

Comprehensive Income		11,614	7,344

Earnings per share	5

Basic and diluted (US$)		0.33	0.23

Weighted average number of shares outstanding		29,756,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Consolidated Balance Sheets
As of December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

		As of December 31,
ASSETS		2007	2006
	Note	US$’000	US$’000
Current assets
Cash and cash equivalents		2,928	2,421
Accounts receivable, net of allowance		57,743	31,425
Inventories, net	6	4	1,230
Trade deposits paid, net		839	8,989
Advance to third party		-	288
Other current assets	7	4,196	86
Pledged deposit	9	1,206	1,128

Total current assets		66,916	45,567

Property, plant and equipment, net	8	318	320

Total assets		67,234	45,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	9	9,160	6,268
Current portion of mortgage loan	13	68	-
Accounts payable - Trade		10,854	10,964
Accrued expenses and other accrued liabilities		8,048	4,444
Trade deposits received		1,709	251
Due to directors	12	323	330
Provision for warranty		123	53
Tax payables		3,047	1,294

Total current liabilities		33,332	23,604

Non current liabilities
Mortgage loan	13	5	-

Commitments and contingencies	14	-	-

Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 100,000,000 shares, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of December 31, 2007 and 2006		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves		1,042	1,042
Accumulated other comprehensive income		2,906	975
Retained earnings		27,435	17,752

Total stockholders’ equity		33,897	22,283

Total liabilities and stockholders’ equity		67,234	45,887

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance of January 1, 2006	29,756,000	30	2,484	1,042	349	11,034	14,939

Net income	-	-	-	-	-	6,718	6,718

Foreign currency translation adjustment	-	-	-	-	626	-	626

Balance of January 1, 2007	29,756,000	30	2,484	1,042	975	17,752	22,283

Net income	-	-	-	-	-	9,683	9,683

Foreign currency translation adjustment	-	-	-	-	1,931	-	1,931

Balance as of December 31, 2007	29,756,000	30	2,484	1,042	2,906	27,435	33,897

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

	Years ended December 31,
	2007	2006
	US$’000	US$’000
Cash flows from operating activities
Net income	9,683	6,718
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	142	175
Loss on disposal of property, plant and equipment	71	454
Allowance for doubtful accounts	587	767
Allowance for obsolete inventories	875	1,387
Changes in assets and liabilities:
Accounts receivable, net	(23,925)	(19,072)
Inventories, net	436	1,989
Trade deposits paid, net	7,952	1,245
Other current assets	(4,104)	102
Trade deposits received	1,441	(5,359)
Accounts payable - trade	(865)	2,765
Provision for warranty	66	(73)
Accrued expenses and other accrued liabilities	3,167	2,133
Tax payables	1,664	1,272

Net cash used in operating activities	(2,810)	(5,497)

Cash flows from investing activities
Purchase of property, plant and equipment	(199)	(156)
Repayment from (loan to) third parties	308	(288)
Pledged deposit paid	-	(1,128)

Net cash provided by (used in) investing activities	109	(1,572)

Cash flows from financing activities
Advance from a director	99	-
Proceeds from short-term bank loans	5,195	6,268
Proceeds from long-term loan	122	-
Repayment of short-term bank loans	(2,734)	-
Repayment of long-term loan	(49)	-

Net cash provided by financing activities	2,633	6,268

Net decrease in cash and cash equivalents	(68)	(801)

Cash and cash equivalents, beginning of the year	2,421	2,974

Effect on exchange rate changes	575	248

Cash and cash equivalents, end of the year	2,928	2,421

Supplemental disclosure of cash flow information:
Interest expenses	732	116
Interest income	21	-
Tax paid	47	-

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (note)

Orsus Xelent Technologies, Inc. (“ORS”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004. Through its subsidiary, Universal Flirts, Inc., ORS engaged in developing and operating an online dating service.

Prior to the reorganization with United First International Limited (“UFI”), a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”), on March 31, 2005, ORS was a development stage company, which, other than providing an online dating service, had no operations or revenues. After recapitalization, ORS exited the development stage after March 31, 2005.

Upon the completion of the reorganization, ORS assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited (“BOXT”) (English translation for identification purpose only), an enterprise incorporated in Beijing, the PRC that is engaged in the business of design, retail and wholesale distribution of cellular phones.
On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated in the British Virgin Islands (“BVI”) with issued capital of US$2. OXHBVI is 100% owned by ORS and the principal activity of OXHBVI is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated in HK with issued capital of HK$100 (equivalent to US$13), a company engaged in trading of cellular phone and accessories, and is 100% owned by OXHBVI.

Note: All financial figures mentioned in this note are in dollar amounts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles
The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of consolidation
The financial statements include the accounts of Orsus Xelent Technologies, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranties
The Company offers warranties for products it manufactures. Terms generally are for one year from the date of sale. Provision for warranty expense is established for costs that are expected to be incurred after the sales and delivery of products under warranty. The Company provided for anticipated warranty expense in the amount of US$67 and US$81 as of December 31, 2007 and 2006 respectively and paid warranty claims of US$1 and US$157 during the years ended December 31, 2007 and 2006 respectively. The warranty provision is determined based on known product failures, historical experience of the level of repairs and replacements, and other currently available evidence.

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

Comprehensive income
SFAS No. 130, “Reporting Comprehensive Income”, requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Trade receivables
Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the year in which the estimate is revised. Trade receivables are presented net of an allowance for uncollectible amounts of US$Nil and US$230 as of December 31, 2007 and of 2006 respectively.

Inventories
Inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment
Property, plant and equipment are stated at original cost less accumulated depreciation and amortization.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

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

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (Continued)
For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the year.

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity. Other comprehensive income for foreign currency translation was recorded for the years ended December 31, 2007 and 2006 after the Renminbi ceased to be pledged to the United States Dollars during last year.

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

The Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Group’s results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one geographical areas. Segment information is disclosed in note 3 to the consolidated financial statements.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements
There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

3.	CONCENTRATIONS

The Company is engaged principally in the design and trading of cellular phones primarily to three dealers in the PRC. The Company buys certain major materials from five major suppliers. In addition, the Company subcontracts material purchasing and assembly works of cellular phones mainly to five subcontracting factories. The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market. On the other hand, the diversification of suppliers will reduce the risk of increasing production cost.

(a)	Customers accounted for over 10% of the Company's operating revenues are as follows:

	2007	2006
	%	%

Customer A	92	53
Customer B	-	19
Customer C	-	15

No trade deposit was received from the above customers as of December 31, 2007 and December 31, 2006. Trade receivables from the above customers were US$54,144 and US$31,425 as of December 31, 2007 and 2006, respectively.

(b)	Suppliers accounted for over 10% of the Company's purchases are as follows:

	2007	2006
	%	%

Supplier A	35	-
Supplier B	15	15
Supplier C	14	11
Supplier D	8	15
Supplier E	-	20
Supplier F	-	10

Gross trade deposits paid to the above suppliers were US$410 and US$6,753 as of December 31, 2007 and 2006 respectively. Trade payables owed to the above suppliers were US$2,990 and US$1,348 as of December 31, 2007 and 2006 respectively.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)
3.	CONCENTRATIONS (CONTINUED)

(c)	Geographical segments accounted for over 10% of the Company’s revenue are as follows:

	2007	2006
	US$’000	US$’000
Revenues
PRC	89,923	60,001
Singapore	-	8,107

	89,923	68,108

	2007	2006
	US$’000	US$’000
Carrying amount of long-lived assets
PRC	312	310
HK	6	10

Total long -lived assets	318	320

4.	INCOME TAXES

ORS and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates. Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

UFI was incorporated in Hong Kong and has no assessable profit for the years presented. OXTHK was also incorporated in Hong Kong. Accordingly, Hong Kong Profits Tax has not been provided and has incurred a loss for taxation purposes.

The Company’s income is principally generated in the PRC by BOXT. Since BOXT has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2005, followed by a 50% reduction for the next three years.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

4.	INCOME TAXES (CONTINUED)

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different enterprise income tax laws. The NEITL unified the enterprise tax law applicable to both DE and FIE commencing in fiscal year beginning from January 1, 2008. The different enterprise income tax (“EIT”) rates with effective from January 1, 2008 are as follows:

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
Hi-tech enterprise	15%

By virtue of the NEITL, it is expected that BOXT will be subject to the unified EIT rate of 25% under the NEITL. However, the 50% tax reduction, which has already been obtained by BOXT under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by BOXT, until the year to expiry at 2009.

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

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and December 31, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of December 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the year ended December 31, 2007, no interest or penalties were recorded.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses comprised the following:

	2007	2006
	US$’000	US$’000
Current tax
United States	-	-
Hong Kong	-	32
PRC	1,648	1,215

	1,648	1,247

(b)	Reconciliation from the expected statutory tax rate in the PRC of 24% (2006: 24%) is as follows:

	2007	2006
	%	%

Statutory rate - PRC	24.0	24.0
Difference in tax rates in the countries that the Company operates	-	(0.1)
Tax exemption	(14.9)	(14.7)
Non-deductible items	5.5	6.3

Effective tax rate	14.6	15.5

5.	EARNINGS PER SHARE

Basic earnings per share is computed based on the net income for the year and on the weighted average number of shares of common stock outstanding during each period.

The Company had no potential common stock equivalents with a dilutive effect for any years presented, therefore basic and diluted earnings per share are the same.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

6.	INVENTORIES, NET

Inventories consisted of the followings:

	2007	2006
	US$’000	US$’000

Raw materials	-	1,115
Trading goods	4	115

	4	1,230

The Company has changed its mode of operation from keeping inventories for resale to indent trading during the year ended December 31, 2007 and resulted in significant decrease in inventories at the balance sheet date.

7.	OTHER CURRENT ASSETS

Included in other current assets was a deposit of US$4,102 in relation to a proposed acquisition paid  pursuant to a letter of intent entered into during the year.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	2007	2006
	US$’000	US$’000

Moulds	4	107
Leasehold improvements	123	115
Plant and machinery	19	18
Office equipment	284	266
Motor vehicles	284	89

	714	595

Accumulated depreciation	(396)	(275)

	318	320

Property, plant and equipment with an aggregate net book value as of December 31, 2007 of US$177 were pledged to secure the mortgage loan granted to a subsidiary of the Company as set out in note 13 to the financial statements. No such pledge as of December 31, 2006.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

9.	SHORT-TERM BANK LOANS

All bank loans are secured by personal guarantee provided by the director, Mr. Liu Yu. Bank loans amounted to US$6,699, renewed during the year, are further secured by a pledged deposit of US$1,206 and guarantee provided by a guaranty company. Remaining bank loans of US$2,461, obtained during the year, are further secured by co-guarantees provided by two third party companies and a major customer of the Company. All bank loans are repayable within one year at interest rates ranging from 7.344% to 7.956% per annum.

10.	DISTRIBUTION OF INCOME

The Company's income is substantially contributed by BOXT, a company incorporated in the PRC. Income of BOXT is distributable to its equity owners after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

Prior to the re-organization to a WOFIE in November 2005, dedicated reserves of BOXT include a statutory surplus reserve and a statutory public welfare fund. In accordance with the relevant PRC Companies Law and rules and regulations, it is required to transfer amounts equal to at least 10% and 5% of its after-tax income to the statutory surplus reserve and statutory public welfare fund, respectively.

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

The general reserve fund can be used to make good losses in previous years. The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers of the subsidiary, is of a capital nature.

11.	PENSION COSTS

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$63 and US$27 for the years ended December 31, 2007 and 2006 respectively.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)
12.	RELATED PARTY TRANSACTION

(a)	Name and relationship of related parties

Related party	Relationship with the Company during the year ended December 31, 2007

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Zhibin	Director and stockholder of the Company #

(b)	Summary of related party balances

		2007	2006
	Note	US$’000	US$’000
Due to directors
Mr. Wang Xin, Mr. Liu Yu and Mr. Wang Zhibin		-	330
Mr. Wang Xin and Mr. Liu Yu	(i)	323	-

Bank loans guaranteed by a director
Mr. Liu Yu	9	6,699	6,268

Mortgage loan guaranteed by a director
Mr. Wang Xin	13	73	-

Note:
(i)	The amounts are unsecured, interest-free and repayable on demand.
#	Ceased to be a director since February 7, 2007.

13.	MORTGAGE LOAN

The mortgage loan is secured by a motor vehicle of a subsidiary of the Company as set out in note 8 to the financial statements and a personal guarantee provided by the director, Mr. Wang Xin. It was charged at a fixed interest rate of 7.56% per annum and repayable on February 9, 2009.

	2007	2006
	US$’000	US$’000

Current portion	68	-
Non-current portion	5	-

	73	-

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)

14.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases were US$133 and US$51 for the year ended December 31, 2007 and 2006 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2007 and 2006:

	2007	2006
	US$’000	US$’000

2007	-	27
2008	31	-
2009	20	-

	51	27

(b)	Contingencies

Tax penalty
In accordance with PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of December 31, 2007 and 2006, there were sales amounted to approximately US$117,824 and US$61,324 respectively for which VAT invoices have not yet been issued.

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

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006

(Dollars in thousands except share data and per share amounts)
14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)	Contingencies (Continued)

Financial guarantee contract
On June 20, 2007, BOXT entered into a guarantee contract for three years to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$15,350 (equivalent to RMB120,000) to an independent third-party, CECT-Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy.

According to a valuation report dated March 27, 2008 issued by an independent professional valuer, the fair value of the undiscounted maximum potential amount of future payments, which was estimated by the independent professional valuer, that BOXT could be required to make under the guarantee contract is amounted to US$102 (equivalent to approximately RMB745) as of the date of inception. At the balance sheet date, there is no change in the estimated fair value of the financial guarantee since the date of inception in accordance with the above mentioned valuation report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:	/s/ Wang Xin
Wang Xin
Chief Executive Officer

DATED: April 1, 2008

S-1

____________________

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

Signature	Title	Date

/s/ Wang Xin	Chief Executive Officer	April 1, 2008
Wang Xin	(Principal Executive Officer) and Director

/s/ Zhao Hongwei	Chief Financial Officer	April 1, 2008
Zhao Hongwei	(Principal Accounting Officer)

/s/ Liu Yu	Chairman of the Board of Directors	April 1, 2008
Liu Yu

/s/ Naizhong Che	Director	April 1, 2008
Naizhong Che

/s/ Peng Wang	Director	April 1, 2008
Peng Wang

/s/ Zhixiang Zhang	Director	April 1, 2008
Zhixiang Zhang

/s/ Gao Jian	Director	April 1, 2008
Gao Jian

/s/ Howard S. Barth	Director	April 1, 2008
Howard S. Barth

S-2

Index to Exhibits

Exhibit Number	Exhibit Description

3.1
Certificate of Incorporation of Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 28, 2004 as amended by that Plan of Merger and Agreement of Merger attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2005)

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007, as amended by the Current Report on Form 8-K filed with the SEC on March 5, 2007)

4.1
Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment 2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 19, 2004)

10.1
Contract of Suretyship, dated June 20, 2007, between Yayuncun Branch of Beijing Rural Commercial Bank and Beijing Orsus Xelent Technology & Trading Company Limited (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.2
X180 Mobile Terminal Purchase Contract, dated May 31, 2007, among Unicom Huasheng Telecommunication Technology Co., Ltd., Dalian Daxian Distribution Company and Beijing Orsus Xelent Technology & Trading Company Limited (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007)

10.3	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

16.1
Letter from Moores Rowland Mazars to the Securities and Exchange Commission dated July 5, 2007 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007)

21.1	List of Subsidiaries *

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith