Form 10-Q
period 2008-03-31
Orsus Xelent Technologies Inc
filed 2008-05-15
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common Stock, $.001 par value per share	29,756,000 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Orsus Xelent Technologies, Inc.

Orsus Xelent Technologies, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Income For the 3 months ended March 31, 2008 and 2007
(Dollars in thousands except share data and per share amounts)
		(Unaudited)
		Three months ended March 31,
		2008	2007
	Note	US$’000	US$’000

Operating revenues - Net sales		20,719	20,009

Cost of operating revenue		(17,501)	(16,341)

Gross income		3,218	3,668

Operating expenses:
Sales and marketing		(103)	(113)
General and administrative		(436)	(1,374)
Research and development		(115)	(53)
Depreciation		(25)	(52)
Allowance for obsolete inventories		-	(320)

Total operating expenses		(679)	(1,912)

Operating income		2,539	1,756

Other income (expenses)
Interest expense		(238)	(127)
Other income, net		164	2

Income before income taxes		2,465	1,631

Income taxes	3	(548)	(384)

Net income		1,917	1,247

Other comprehensive income
Foreign currency translation adjustment		1,466	-

Comprehensive income		3,383	1,247

Earnings per share	2

Basic and diluted (US$)		6.44 cents	4.19 cents

Weighted average number of common stock outstanding		29,756,000	29,756,000

Orsus Xelent Technologies, Inc. Condensed Consolidated Balance Sheets As of March 31, 2008 and December 31, 2007
(Dollars in thousands except share data and per share amounts)
		(Unaudited)
		As of March 31, 2008	As of December 31, 2007
	Note	US$’000	US$’000
ASSETS
Current assets
Cash and cash equivalents		186	2,928
Accounts receivable, net of allowance		73,860	57,743
Inventories, net		-	4
Trade deposits paid, net		2,360	839
Other current assets	4	4,375	4,196
Pledged deposit	6	1,256	1,206

Total current assets		82,037	66,916

Property, plant and equipment, net	5	305	318

Total assets		82,342	67,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	6	9,541	9,160
Current portion of mortgage loan	7	66	68
Accounts payable - Trade		20,251	10,854
Accrued expenses and other accrued liabilities		9,062	8,048
Trade deposits received		1,913	1,709
Due to directors	8	451	323
Provision for warranty		128	123
Tax payables		3,650	3,047

Total current liabilities		45,062	33,332

Non-current liabilities
Mortgage loan	7	-	5

Commitments and contingencies	10	-	-

Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 10,000,000 shares, no shares issued
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares
Issued and outstanding: 29,756,000 shares as of March 31, 2008 and as of December 31, 2007		30	30
Additional paid-in capital		2,484	2,484
Dedicated reserves		1,042	1,042
Accumulated other comprehensive income		4,372	2,906
Retained earnings		29,352	27,435

Total stockholders’ equity		37,280	33,897

Total liabilities and stockholders’ equity		82,342	67,234

Orsus Xelent Technologies, Inc. Condensed Consolidated Statements of Cash Flows For the 3 months ended March 31, 2008 and 2007
(Dollars in thousands except share data and per share amounts)
	(Unaudited)
	Three months ended March 31,
	2008	2007
	US$’000	US$’000
Cash flows used in operating activities
Net income	1,917	1,247
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	25	52
Allowance for obsolete inventories	-	320
Allowance for doubtful account	-	1,341
Changes in assets and liabilities:
Accounts receivable -trade	(13,717)	475
Inventories, net	4	270
Trade deposits paid	(1,486)	(5,502)
Other current assets	(5)	(16)
Pledged deposit	-	(126)
Trade deposits received	133	749
Accounts payable - trade	8,946	(1,432)
Due to directors	32	-
Accrued expenses and other accrued liabilities	677	2,187
Tax payables	476	(910)

Net cash used in operating activities	(2,998)	(1,345)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(182)
Loan to third party	-	288

Net cash from investing activities	-	106

Cash flows from financing activities
Advance from a director	83	-
Proceeds from short-term bank loan	2,563	-
Repayment of short-term bank loans	(2,563)	2,303
Repayment of mortgage loan	(10)	-

Net cash from financing activities	73	2,303

Net (decrease) increase in cash and cash equivalents	(2,925)	1,064

Cash and cash equivalents, beginning of the period	2,928	2,421

Effect on exchange rate changes	183	-

Cash and cash equivalents, end of the period	186	3,485

Supplemental disclosure of cash flow information:
Interest paid	238	127
Interest received	38	-
Tax paid	77	-

Orsus Xelent Technologies, Inc. Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except share data and per share amounts)

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2007	29,756,000	30	2,484	1,042	975	17,752	22,283

Net income	-	-	-	-	-	9,683	9,683

Foreign currency translation adjustment	-	-	-	-	1,931	-	1,931

Balance as of January 1, 2008	29,756,000	30	2,484	1,042	2,906	27,435	33,897

Net income	-	-	-	-	-	1,917	1,917

Foreign currency translation adjustment	-	-	-	-	1,466	-	1,466

Balance as of March 31, 2008 (Unaudited)	29,756,000	30	2,484	1,042	4,372	29,352	37,280

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

1. BASIS OF PRESENTATION AND CONSOLIDATION

Basis of presentation
The accompanying financial statements, as of March 31, 2008 and for the 3 months ended March 31, 2008 and 2007, have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s 2007 Form 10-K dated March 31, 2008.

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent asses and liabilities. Actual results and outcomes may differ from management’s estimates and assumptions.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with USGAAP. The results for the 3 months ended March 31, 2008 and 2007 do not necessarily indicate the results that may be expected for the full year.

Basis of consolidation
The financial statements include the accounts of Orsus Xelent Technologies, Inc. (“ORS”) and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

United First International Limited (“UFI”) was incorporated in Hong Kong and has no assessable profit for the periods presented. Orsus Xelent Trading (HK) Limited (“OXTHK”) was incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% in respect of its under-provision for prior years’ estimated assessable income; but no Hong Kong Profits Tax has been provided for the current 3-month period as OXTHK incurred a loss for the period for taxation purposes.

The Company’s income is principally generated in the PRC by Beijing Orsus Xelent Technologies & Trading Co., Limited (“BOXT”). Since BOXT is registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2005, followed by a 50% reduction for the next three years.

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different enterprise income tax laws. The NEITL unifies the enterprise tax law applicable to both DE and FIE commencing in fiscal year beginning from January 1, 2008. The different enterprise income tax (“EIT”) rates with effective from January 1, 2008 are as follows:

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

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

Since January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2007, and March 31, 2008, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2008 and during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2007 and March 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2008, no interest or penalties were recorded.

(a) Income tax expenses comprised the following:
	(Unaudited) Three months ended March 31,
	2008	2007
	US$’000	US$’000
Current tax
Hong Kong	228	-
PRC	320	384
	548	384

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

(b)	Reconciliation from the expected statutory tax rate in the PRC of 24% (2007: 24%) is as follows:

	(Unaudited) Three months ended March 31,
	2008	2007

	%	%

Statutory rate - PRC	24.0	24.0
Difference in tax rates in the countries that a subsidiary of the Company operates	(3.4)	-
Tax exemption	(13.8)	(23.7)
Non-deductible items	15.4	23.2

Effective tax rate	22.2	23.5

4. OTHER CURRENT ASSETS

Included in other current assets was a deposit of US$4,272 as of March 31, 2008 and US$4,102 as of December 31, 2007, the movement of which represents the effect on exchange rate changes, in relation to a proposed acquisition paid pursuant to a letter of intent entered into in 2007.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	(Unaudited)
	As of March 31, 2008	As of December 31, 2007
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	122	123
Plant and machinery	20	19
Office equipment	295	284
Motor vehicles	296	284

	737	714
Accumulated depreciation	(432)	(396)

	305	318

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

Property, plant and equipment with an aggregate net book value as of March 31, 2008 of US$179 and as of December 31, 2007 of US$177 were collateralized for the mortgage loan granted to a subsidiary of the Company as set out in note 7 to the financial statements.

6. SHORT-TERM BANK LOANS

All bank loans are secured by a personal guarantee provided by the director, Mr. Liu Yu. In addition, bank loans of US$6,978 as of March 31, 2008 and US$6,699 as of December 31, 2007 are further secured by a pledged deposit of US$1,256 as of March 31, 2008 and US$1,206 as of December 31, 2007 and guarantee provided by a guaranty company. Remaining bank loan of US$2,563, obtained during the period, as of March 31, 2008 and US$2,461 as of December 31, 2007 is further secured by co-guarantees provided by two third party companies and a major customer of the Company. All bank loans are repayable within one year at interest rates ranging from 8.964% to 10.343% per annum.

7. MORTGAGE LOAN

The mortgage loan is collateralized by a motor vehicle of a subsidiary of the Company as set out in note 5 to the financial statements and a personal guarantee provided by the director, Mr. Wang Xin. It was charged at a fixed interest rate of 7.56% per annum and repayable on February 9, 2009.

	(Unaudited)
	As of March 31, 2008	As of December 31, 2007
	US$’000	US$’000

Current portion	66	68
Non-current portion	-	5

	66	73

8. RELATED PARTY TRANSACTIONS

a. Name and relationship of related parties

Related party	Relationship with the Company during the period ended March 31, 2008

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

b.	Summary of related party balances

			(Unaudited)
			As of March 31, 2008	As of December 31, 2007
	Note		US$’000	US$’000

Due to directors
Mr. Wang Xin and Mr. Liu Yu	(i	)	451	323

Bank loans guaranteed by a director
Mr. Liu Yu	6		9,541	9,160

Mortgage loan guaranteed by a director
Mr. Wang Xin	7		66	73

Note:

(i) The amounts are unsecured, interest-free and repayable on demand.

9. SEGMENT INFORMATION

During the period ended March 31, 2008 and year ended December 31, 2007, all revenue of the Company are from its business of designing for retail and wholesale distribution cellular phones. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and all its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

10. CONTINGENCIES

Tax penalty
In accordance with PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of March 31, 2008 and December 31, 2007, there were sales amounted to approximately US$137,710 and US$117,824 respectively for which VAT invoices have not yet been issued.

Furthermore, BOXT reports its revenue for PRC enterprise income tax (“EIT”) purposes when VAT invoices are issued instead of when goods are delivered. All unbilled revenue will become taxable when invoice are issued.

The above practice is not in strict compliance with the relevant laws and regulations in respect of VAT and EIT. Despite the fact that BOXT has made full provision on VAT and EIT including any estimated surcharge in the financial statements, BOXT may be subject to a penalty for the deferred reporting of above tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more likely than not that the penalty will not be imposed.

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

Financial guarantee contract
On June 20, 2007, BOXT entered into a guarantee contract for three years to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$17,089 (equivalent to RMB120,000) to an independent third-party, CECT-Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy.

According to a valuation report dated March 27, 2008 issued by an independent professional valuer, the fair value of the undiscounted maximum potential amount of future payments, which was estimated by the independent professional valuer, that BOXT could be required to make under the guarantee contract is amounted to US$106 (equivalent to approximately RMB745) as of the date of inception. At the balance sheet date, there is no change in the estimated fair value of the financial guarantee since the date of inception in accordance with the estimation made by the directors of the Company.

11. SHARE OPTION PLAN

On March 27, 2008, a stock option plan of “2007 Omnibus Long-Term Incentive Plan” (“Plan”) was approved by the Board of Directors. The purpose of the Plan is to promote the long-term performance goals and general prosperity of the Company. The Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards, is designed to help the Company and its subsidiaries and affiliates attract and retain senior officers for positions of substantial responsibility and to provide for non-employee directors and key employees with an additional motivation and incentive to improve the business results and contribute to the success of the Company.

On April 2, 2008, stock options to subscribe total of 614,000 shares were granted to certain directors, senior officers and other key employees of the Company at an exercise price of US$2.26 per share. The options granted are exercisable from July 2, 2008.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value.  On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value; the adoption of these provisions did not have a material impact on the consolidated financial statements.

Orsus Xelent Technologies, Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2007 and 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. Companies may elect the fair value option under SFAS 159 for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS 159 at this time.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

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

On May 9, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc.

In July 2005, a wholly owned subsidiary, Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated under the laws of Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People’s Republic of China (the “PRC”).

The business operations of the Company are conducted through Beijing Orsus Xelent Tech & Trading Co., Ltd.(the “Xelent”), which is also commonly called “Orsus Cellular” within the cellular phone industry. Xelent sells its handsets and total solutions, including economically priced and fully-loaded cell phones for both Global System for Mobile communications (“GSM”) and Code Division Multiple Access (“CDMA”) platforms, to a diverse base of customers and dealers, such as ordinary users, tailored operators, specialized users from all field of business or government. Most of our mobile phone models are either designed by us for both our exclusive distribution and joint sales under established co-brands, or developed in conjunction with outside design firms. In February 2004, Xelent registered “ORSUS” with the PRC State Administration for Industry and Commerce as its product trademark.

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

The cellular phone products produced by Xelent are customarily equipped with industry leading features, including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 minute to 4 hours video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent has sold approximately 2,039,800 cellular phones since its first product launched in 2004.

In April 2007, the Company’s common shares were approved for listing on the American Stock Exchange (“AMEX”), and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS”. The Company's CUSIP Number is 68749U106.

Business Review

In 2007, companies in the cell phone market in China were not optimistic. Many of the big local brand cellphone enterprises were digesting their inventories. Their revenues sharply decreased during the year due to the high cost of R&D, personnel and purchasing of raw materials and components. Despite these challenges in the industry, the Company continued to achieve high growth because of the adjustments we made to our business model as early as the end of 2006. We changed the OEM model by asking suppliers to provide materials instead of purchasing the material by ourselves, by shifting the after-sales maintenance service to the materials suppliers, by reducing our management personnel and unnecessary R&D units and by capturing some fully-developed projects in the market. In the end, being swift and simple, the Company has performed better than expected and become more competitive. The growth of our revenue and net income for the fiscal year ended December 31, 2007 were 32% and 44%, respectively.

During the first quarter of 2008, although the Company did not make significant changes regarding its specific operations or undertake changes and initiatives in response to China's macroeconomic industrial policies, the Company still saw 3.55% increase in operational revenues and a 53.73% increase in net profit as compared to the same period last year. In addition, the Company made overall adjustments and innovations in its business model during this last year, and the Company’s new industrial model has helped it stand out among many other mobile phone makers in terms of brand awareness, reputation, interests and other important criteria. All of the above will allow the Company to continue to develop its good ideology and build on its firm foundation over the upcoming quarters and years.

Looking ahead into the fiscal year of 2008, we have three objectives to meet in our business operation:

1.	To complete the acquisition of a manufacturing facility during the second quarter in 2008

The acquisition will assist the Company (or its holding company) to fulfill its industrial development strategy and will help to prepare it to obtain a 3G manufacturing license and permit sales of 3G terminals from Chinese government. Moreover, the acquisition will enable us to turn our designs into manufactured products more quickly and will significantly lower the associated cost. The Company will successfully step into another remarkable development phase through the acquisition.

2.	To seek continuing growth of sales volume in 2008

The operations of 2007 are the firm foundations for us, from which we achieved advantages from our highly efficiency low cost operations and our capital platform.. For 2008, we have decided to adjust our structure of goods delivery according to the changing cellphone market and the impact of the restructuring of China’s telecommunication operators. Since the fourth quarter of 2007, customized orders from China Unicom Co., Ltd have been decreasing. The reported restructuring of five Chinese operators, China Telecom, China Unicom, China Netcomm, China Tietong and China Mobile, did not yet commence in the first quarter of 2008 as expected, which resulted in most suppliers holding off on their deliveries of cellphones until the restructuring occurs. This delay had a negative impact on our revenue growth of some related products.

For fiscal year of 2008, our aims are: for the sales volume of operator-tailored products to achieve the same level as that of last year; and for the sales volume of traditional terminals to gorw as a result of our increased investment in R&D, marketing, self control of production and through the further build-up of our business development professionals to strengthen our market penetration.

The Company anticipates a significant growth in revenues resulting in a total sales revenue of between $120 to $130 million for the twelve months ending on December 31, 2008, up by 34% from 89.9 million in 2007 and net income to be approximately $14.5 to $15.5 million, up more than 50% from $9.7 million in 2007. The Company expects that our general & administration expenses and marketing spending in 2008 will be higher than that of 2007. However, we will invest 6 or 7 times more in our R&D department in 2008 than in 2007 in order to expand our R&D department units and increase our presence and share of the overall market. These estimates are based on the expectation that we will complete an acquisition of a manufacturing facility during 2008, after which our entire product line should show significant progress, from further gains in productivity resulting from increased control of our manufacturing to increased R&D capability.

The Company also expects approximately 47% of 2008 sales will be contributed by traditional handsets, while operator-tailored cellphones may account for approximately 33% and specialized application mobile terminals roughly 20% of the total sales for 2008. All of these products will make our sales volume reach above-mentioned projections. Further, a majority of the traditional handsets we expect to sell in 2008, will be “mid-level” and "low end" cell phones. Our middle-level and low-end products are all multi-functional and economically-priced, which gives them an advantage when competing against foreign brands that tend to be higher prices and cost more to produce

3.	To develop and launch qualified 3G products

Our company is ready to launch the products that meet the 3G standards one the market for 3G is fully opened and licenses have been granted. While no specific time frames have been announced for the trials, or whether they may be extended to other cities, we are optimistic that next stages of testing will be taken before the Olympic Games in August after results of the initial trials can be evaluated.

On April 1, 2008, China Mobile, China’s top wireless operator, began commercial trial services of 3G mobile phones in eight major cities, including Beijing, Shanghai, Guangzhou, Shenzhen, Tianjin, Xiamen, Qinhuangdao, and Shenyang. Five of the eight cities are hosting events for the Beijing Olympics in August, 2008, and China Mobile has promised to provide 3G mobile phone services in time for the Games. The service features high-speed data transmissions that can allow users to watch videos, play 3D games, and conduct video conferences. The TD-SCDAM signal offers coverage within the eight cities. It is not available in other cities, but users can switch to 2G networks there.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2008 and March 31, 2007, respectively:

	Three months ended March 31, 2008		Three months ended March 31, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	20,719	-	20,009	-	710	3.55%
Cost of sales	17,501	84.47%	16,341	81.67%	1,160	7.10%
Sales & marketing expenses	103	0.50%	113	0.56%	(10)	(8.85%)
General & admin. expenses	436	2.10%	159	0.79%	277	174.21%
R&D expenses	115	0.56%	53	0.26%	62	116.98%
Depreciation	25	0.12%	52	0.26%	(27)	(51.92%)
Allowance for obsolete inventories	-	-	320	1.60%	(320)	(100.00%)
Allowance for trading deposit receivable	-	-	1,215	6.07%	(1,215)	(100.00%)
Finance cost	238	1.15%	127	0.63%	111	87.40%
Other net income	164	0.79%	2	0.01%	162	8,100%
Pre-tax profit	2,465	11.90%	1,631	8.15%	834	51.13%
Income tax	548	2.64%	384	1.92%	164	42.71%
Profit	1,917	9.25%	1,247	6.23%	670	53.73%

Revenues

Our Revenues were $20,719,000 for the three months ended March 31, 2008, representing a slight increase as compared to $20,009,000 in the corresponding period in 2007.

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

Products Segment

In the first quarter of 2008, we achieved the total revenues of $20,719,000, all of which were generated from our GSM products.

The revenues of product segments for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	$000	% of Revenue
DX6018	3,990	19.26%
DX7020	1,459	7.04%
DX7026	2,680	12.93%
DX7028	2,740	13.22%
DX8020	2,263	10.92%
DX8028	2,335	11.27%
DX3020	1,679	8.10%
DX6010	1,263	6.10%
DX6028	2,000	9.66%
LG2018	310	1.50%
TOTAL	20,719	100.00%

For the three months ended March 31, 2008, the sale of GSM products accounted for 100%, of our total revenue, which was from the sales of DX6018, DX7020, DX7026, DX7028, DX8020, DX8028, DX3020, DX6010, DX6028 and LG2018, which generated revenues of $3,990,000, $1,459,000, $2,680,000, $2,740,000, $2,263,000, $2,335,000, $1,679,000, $1,263,000, $2,000,000 and $310,000, respectively.

Our GSM products are purchased from Tianjin Communication Broadcast Group (TCB) which supplies DX6028 (Dual Simcards Simul-Standby, 2.4TP, 300K Pixel Camera, MP3, MP4, Bluetooth, Dual Speakers, Fire Wall, 1200~1300mAh Battery), from China Electronic Appliance Corporation (CEAC), which supplies DX7026 (Dual Simcards Mono-Standby, 2.4+TP, 300K Pixel Camera, MP3, MP4, Bluetooth, Tricolor Pad Lamp, Dual Speakers, 850~950mAh Battery), from Hongyuan Kangda Trading Co., Ltd. (HKT), which supplies DX8028 (Mono-Chip, Dual Simcards Simul-Standby, 1.8+TP, 300K Pixel Camera, MP3, MP4, Colorful Pad Lamp, Dual Speakers) and from Holley Communications Co., Ltd. (Holley), which supplies DX6018 (Dual Simcards Mono-Standby, 2.4+TP, 300K Pixel Camera, Bluetooth, Tricolor Pad Lamp, MP3, MP4, 850~950mAh Battery).

Customer Segments

For the three months ended March 31, 2008, all of our revenues were derived from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (XWSD), in amount of $20,719,000. XWSD has been our most important customer for a long period. It is one of the largest distributors and dealers in Mainland China and has sales networks in major cities in the PRC.

Other net income

For the three months ended March 31, 2008, other net income accounted for $164,000, or 0.79% of the total revenues. It was mainly comprised of interest income from bank deposits and exchange gains due to the RMB appreciation.

Operating expenses

For the three months ended March 31, 2008, our operating expenses were $679,000. The operating expenses included sales and marketing, general and administrative, R & D expenses, depreciation, and allowance for obsolete inventories and trading deposit receivables which are set forth in the following table, together with a comparison with the corresponding amounts from the same period in 2007:

	Three months ended March 31, 2008		Three months ended March 31, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%

Sales & marketing expenses	103	0.50%	113	0.56%	(10)	(8.85%)
General & Admin. expenses	436	2.10%	159	0.79%	277	174.21%
R&D expenses	115	0.56%	53	0.26%	62	116.98%
Depreciation	25	0.12%	52	0.26%	(27)	(51.92%)
Allowance for obsolete inventories	-	-	320	1.60%	(320)	(100.00%)
Allowance for trading deposit receivable	-	-	1,215	6.07%	(1,215)	(100.00%)
Total	679	3.28%	1,912	9.56%	(1,233)	(64.49%)

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel and transportation costs.

For the three months ended March 31, 2008, sales and marketing expenses were $103,000, or 0.50% of the revenues, which was only slightly higher as compared to $53,000, or 0.26% of the revenues for the corresponding period in 2007.

R&D expense

Our R&D expenses were $115,000 or 0.56% of total revenue for the three months ended March 31, 2008, which represents a 116.98% increase, as compared with $53,000 and 0.26%, of total revenue in the same period of 2007. The increase was attributed to the increased spending in the research and development of promising and high-margin advanced smart mobile terminals.

General and administrative expenses

General and Administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended March 31, 2008, the total general and administrative expenses were $436,000, or 2.10% of the total revenues, representing an increase of $277,000 or 174.21% as compared to $159,000, or 0.79% of the total revenues, for the corresponding period in 2007.

Gross Profit and Gross Profit Margin

For the three months ended March 31, 2008, our gross profit was $3,218,000, reflecting a decrease of $450,000, as compared to $3,668,000 for the same period of last year. In addition, our gross profit margin for the reporting period was 15.53%, representing a decrease of 2.80% as compared to 18.33% for the same period of 2007.

The change of gross profit margin growth is attributable to:

1.
the intensified competition in the domestic market and a decline in the gross margin of products sold during the period. When competing with foreign brands in the market, domestic brands usually focus on sales of low-price products as a strategy to increase their market presence and secure originally-owned distribution to create conditions for future development, but this results in higher sales of low-margin products;

2. the pending structural adjustment of operators. In the first quarter of 2008, there were few high-margin customized orders generated from operators sector while the operators were focused on their restructuring.
Net income

For the three months ended March 31, 2008, our net income was $1,917,000 or a net profit margin of 9.25%, representing an increase of $670,000, or 53.73%, as compared to $1,247,000, or a net profit margin of 6.23% in the same period of 2007. The increase in our net profit is due to our new business strategy and cost controls.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and short-term indirect financing from the domestic banks.

As of March 31, 2008, we had current assets of $82,037,000. Current assets are mainly comprised of accounts receivable of $73,860,000, trade deposits of $2,360,000, cash and cash equivalents of $186,000, pledged deposit of $1,256,000 and other current assets of $4,375,000. Our current liabilities of $45,062,000 included accounts payable of $20,251,000, trade deposits received of $1,913,000, short-term bank loan of $9,541,000, current portion of mortgage loan of $66,000, accrued expenses and other accrued liabilities of $9,062,000, tax payables of $3,650,000, amounts due to directors of $451,000, and provision for warranty of $128,000.

We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit term within 45-90 days. As of March 31, 2008, our accounts receivable had increased by $16,117,000 to $73,860,000, as compared to $57,743,000 as of December 31, 2007.

As of March 31, 2008, our trade deposits paid were $2,360,000, which represented an increase of $1,521,000 or 181.29% as compared to $839,000 as of December 31, 2007. The increase was due to larger portion of trade deposits or earlier imbursement that go to the suppliers to seek lower prices of materials or products from them. In order to arrange for the timely delivery of goods and ensure our market share, we agreed to adjust the prepayment.

As of March 31, 2008, our other current assets were $4,375,000, which represented an increase of $179,000, as compared to $4,196,000 as of December 31, 2007. It is mainly composed of prepaid deposit for investment of $4,272,000 for acquiring the production facility.

As of March 31, 2008, accounts payable were $20,251,000, which represented an increase of $9,397,000 or 86.58%, as compared to $10,854,000 as of December 31, 2007.

As of March 31, 2008, accrued expenses and other accrued liabilities were $9,062,000, indicating a growth of $1,014,000 or 12.60%, as compared to $8,048,000 as of December 31, 2007. The increase was due to an outstanding tax of $7,747,000 caused by the time difference between USGAAP and PRCGAAP while determining the value-added tax (VAT).

As of March 31, 2008, other accrued expenses and liabilities were $128,000, which were used as provision for warranty.

As of March 31, 2008, tax payable was $3,650,000, which was attributable mainly to income tax at the rate of 12% and the tax deferred by Beijing Orsus Xelent Tech&Trading Co., Ltd.

As of March 31, 2008, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and USD. Our activities in the operation are mainly denominated in RMB. In the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the appreciation of the RMB against USD did not bring us with risks of currency exchanges because we had few USD in stock.

CASH FLOWS

As of March 31, 2008, we had cash and cash equivalents of $186,000. This represented a decrease of $2,742,000 or 93.65% as compared to $2,928,000 as of December 31, 2007. The decrease of cash flows was caused by expenditures to address fierce competition and high inflation.

As of March 31, 2008, our short-term loan was $9,541,000, which is comprised of $2,563,000 from Huaxia Bank and $6,978,000 from Beijing Rural Bank.

In addition, we had mortgage loan of $122,000 to purchase a company car in 2007. It had $66,000 outstanding and payable as of March 31, 2008.

Our gearing ratio, calculated as total debts over total assets, was 54.73%, as of March 31, 2008. It increased slightly compared to 49.58% as of December 31, 2007.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract for three years to serve as guarantor of a bank loan in the amount of $17,089,000 to CECT-Chinacom Communications Co., Ltd. (CECT-Chinacom) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases. Under the guarantee contract, we shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

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

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

(a) None.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended March 31, 2008.

Item 6.  Exhibits.

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

10.3	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:	/s/ Wang Xin
Wang Xin
Chief Executive Officer

DATED: May 15, 2008

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

Signature	Title	Date
/s/ Wang Xin
Wang Xin	Chief Executive Officer (Principal Executive Officer) and Director	May 15, 2008

/s/ Zhao Hongwei
Zhao Hongwei	Chief Financial Officer (Principal Accounting Officer)	May 15, 2008

/s/ Liu Yu
Liu Yu	Chairman of the Board of Directors	May 15, 2008

/s/ Naizhong Che
Naizhong Che	Director	May 15, 2008

/s/ Peng Wang
Peng Wang	Director	May 15, 2008

/s/ Zhixiang Zhang
Zhixiang Zhang	Director	May 15, 2008

/s/ Gao Jian
Gao Jian	Director	May 15, 2008

/s/ Howard S. Barth
Howard S. Barth	Director	May 15, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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

10.3	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *
* Filed herewith