Form 10-Q
period 2008-06-30
Orsus Xelent Technologies Inc
filed 2008-08-14
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock, $.001 par value per share	29,756,000 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Orsus Xelent Technologies, Inc.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited) Three months ended June 30,		(Unaudited) Six months ended June 30,
		2008	2007	2008	2007
	Note	US$’000	US$’000	US$’000	US$’000

Operating revenue - Net sales		28,894	16,356	49,613	36,365

Cost of operating revenue		(25,728)	(13,181)	(43,229)	(29,522)

Gross income		3,166	3,175	6,384	6,843
Operating expenses:
Sales and marketing		(122)	(134)	(225)	(247)
General and administrative		(1,135)	(614)	(1,571)	(1,988)
Research and development		(26)	(243)	(141)	(296)
Depreciation		(24)	(35)	(49)	(87)
Allowance for obsolete inventories		-	(272)	-	(592)

Total operating expenses		(1,307)	(1,298)	(1,986)	(3,210)

Operating income		1,859	1,877	4,398	3,633

Other income (expenses) Interest expense		(240)	(177)	(478)	(304)
Other income, net		214	5	378	7

Income before income taxes		1,833	1,705	4,298	3,336

Income taxes	3	(327)	(256)	(875)	(640)

Net income		1,506	1,449	3,423	2,696

Other comprehensive income Foreign currency translation adjustment		50	-	1,516	-

Comprehensive income		1,556	1,449	4,939	2,696

Earnings per share:	2

Basic and diluted (US$)		5.06cents	4.87cents	11.50cents	9.06cents

Weighted average number of common stock outstanding		29,756,000	29,756,000	29,756,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007

(Dollars in thousands except share data and per share amounts)

		As of June 30, 2008	As of December 31, 2007
	Note	US$’000	US$’000
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents		1,558	2,928
Accounts receivable, net of allowance		72,241	57,743
Inventories, net		-	4
Trade deposit paid, net		9,428	839
Other current assets	4	4,448	4,196
Pledged deposit	6	1,256	1,206

Total current assets		88,931	66,916

Property, plant and equipment, net	5	281	318

Total assets		89,212	67,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	6	9,541	9,160
Short-term loan from a non-financial institution	7	57	-
Current portion of mortgage loan	8	45	68
Accounts payable - Trade		24,026	10,854
Accrued expenses and other accrued liabilities		9,564	8,048
Trade deposits received		1,907	1,709
Due to directors	9	408	323
Provision for warranty		128	123
Tax payables		3,975	3,047

Total current liabilities		49,651	33,332
Non-current liabilities Mortgage loan	8	-	5

Commitments and contingencies	11	-	-

Stockholders’ equity
Preferred stock, US$0.001 par value: Authorized: 100,000,000 shares, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized: 100,000,000 shares Issued and outstanding: 29,756,000 shares as of June 30, 2008 and as of December 31, 2007	12	30	30
Additional paid-in capital		3,209	2,484
Dedicated reserves		1,042	1,042
Accumulated other comprehensive income		4,422	2,906
Retained earnings		30,858	27,435

Total stockholders’ equity		39,561	33,897

Total liabilities and stockholders’ equity		89,212	67,234

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	(Unaudited)
	Six months ended June 30,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	3,423	2,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	49	87
Allowance for obsolete inventory	-	592
Allowance for doubtful account	-	1,409
Compensation costs for stock options granted	725	-
Changes in assets and liabilities:
Accounts receivable - trade	(12,098)	(7,083)
Inventories, net	4	367
Trade deposits paid	(8,554)	(4,641)
Other current assets	(78)	23
Trade deposits received	127	762
Accounts payable - trade	12,721	973
Due to directors	(17)	(133)
Due to a stockholder	-	133
Provision for warranty	-	62
Accrued expenses and other accrued liabilities	1,179	1,474
Tax payables	801	640

Net cash used in operating activities	(1,718)	(2,639)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(185)
Advance from directors	-	127
Repayment of loan to third parties	-	288

Net cash from investing activities	-	230

Cash flows from financing activities
Advance from a director	89	-
Proceeds from short-term bank loan	2,563	2,303
Proceeds from short-term loan from a non-financial institution	57	-
Repayment of short-term loans	(2,563)	-
Repayment of mortgage loan	(31)	-

Net cash from financing activities	115	2,303

Net decrease in cash and cash equivalents	(1,603)	(106)

Cash and cash equivalents, beginning of the period	2,928	2,421

Effect on exchange rate changes	233	-

Cash and cash equivalents, end of the period	1,558	2,315

Supplemental disclosure of cash flow information
Interest paid	478	304
Interest received	39	-
Tax paid	87	-

The accompanying notes are an integral part of these consolidated financial statements.

	Common stock issued
	No. of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2007	29,756,000	30	2,484	1,042	975	17,752	22,283

Net income	-	-	-	-	-	9,683	9,683

Foreign currency translation adjustment	-	-	-	-	1,931	-	1,931

Balance as of January 1, 2008	29,756,000	30	2,484	1,042	2,906	27,435	33,897

Net income	-	-	-	-	-	3,423	3,423

Compensation costs for stock options granted	-	-	725	-	-	-	725

Foreign currency translation adjustment	-	-	-	-	1,516	-	1,516

Balance as at June 30, 2008 (Unaudited)	29,756,000	30	3,209	1,042	4,422	30,858	39,561

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

1.	BASIS OF PRESENTATION AND CONSOLIDATION

Basis of presentation
The accompanying financial statements, as of June 30, 2008 and for the 6 months ended June 30, 2008 and 2007, have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s 2007 Form 10-K dated March 31, 2008.

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results and outcomes may differ from management’s estimates and assumptions.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with USGAAP. The results for the 6 months ended June 30, 2008 and 2007 do not necessarily indicate the results that may be expected for the full year.

Basis of consolidation
The financial statements include the accounts of Orsus Xelent Technologies, Inc. (“ORS”) and its subsidiaries. Intercompany transactions and balances have been eliminated.

Stock-based compensation
Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, (SFAS 123(R)) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company records the cost as expense over the offering period and vesting term in connection with compensation expense for stock-based employee compensation plans.

During the period, the Company has accounted for compensation expense for stock-based employee compensation plans in accordance with SFAS 123(R) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123(R), and consequently has not retroactively adjusted results from prior periods. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

As of June 30, 2008, the Company has a stock-based employee compensation plan, details of which are set out in note 13.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE

Basic earnings per share is computed based upon the net income attributable to stockholders for the periods presented on the weighted average number of shares of common stock outstanding during each period.

The calculation of diluted earnings per share is based on net income attributable to stockholders for the periods presented and on the weighted average number of shares of common stock outstanding during each period and adjusted for the effects of all dilutive potential shares of common stock outstanding during the periods.

614,000 shares of stock options, which have been granted by ORS during the period ended June 30, 2008, have not been included in the computation of diluted earnings per share for the period ended June 30, 2008 because to do so would have been anti-dilutive for the period. Accordingly, the basic and diluted earnings per share are the same.

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

United First International Limited (“UFI”) was incorporated in Hong Kong and has no assessable income for the periods presented. Orsus Xelent Trading (HK) Limited (“OXTHK”) was incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% in respect of its under-provision for prior years’ estimated assessable income; but no Hong Kong Profits Tax has been provided for the current 6-month period as OXTHK has no assessable income for the period presented.

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

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES (CONTINUED)

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

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
New / hi-tech enterprises	15%

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

Since January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2007 and June 30, 2008, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2008 and during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2007 and June 30, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended June 30, 2008, no interest or penalties were recorded.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses comprised the following:
	(Unaudited) Six months ended June 30,
	2008	2007
	US$’000	US$’000
Current tax
United States	-	-
Hong Kong	228	-
PRC	647	640
	875	640

(b)	Reconciliation from the expected statutory tax rate in the PRC of 25% (2007: 24%) is as follows:

	(Unaudited) Six months ended June 30,
	2008	2007
	%	%

Statutory rate - PRC	25.0	24.0
Differences in tax rates of subsidiaries of the Company	(2.9)	-
Underprovision for in prior period	7.6	-
Tax exemption	(17.1)	(19.8)
Non-deductible items	7.8	15.0

Effective tax rate	20.4	19.2

4.	OTHER CURRENT ASSETS

Included in other current assets was a deposit of US$4,272 as of June 30, 2008 and US$4,102 as of December 31, 2007, the movement of which represents the effect on exchange rate changes, in relation to a proposed acquisition paid pursuant to a letter of intent entered into in 2007.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	(Unaudited)
	As of June 30, 2008	As of December 31, 2007
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	128	128
Plant and machinery	19	19
Office equipment	296	296
Motor vehicles	296	296

	743	743
Accumulated depreciation	(462)	(425)

	281	318

Property, plant and equipment with an aggregate net book value as of June 30, 2008 of US$175 and as of December 31, 2007 of US$177 were collateralized for the mortgage loan granted to a subsidiary of the Company as set out in note 8 to the financial statements.

6.	SHORT-TERM BANK LOANS

All bank loans are secured by personal guarantee provided by the director, Mr. Liu Yu. In addition, bank loans of US$6,978 as of June 30, 2008 and US$6,699 as of December 31, 2007 are further secured by a pledged deposit of US$1,256 as of June 30, 2008 and US$1,206 as of December 31, 2007 and guarantee provided by a guaranty company. Remaining bank loan of US$2,563, obtained during the period, as of June 30, 2008 and US$2,461 as of December 31, 2007 is further secured by co-guarantees provided by two third party companies and a major customer of the Company. All bank loans are repayable within one year at interest rates ranging from 8.964% to 10.343% per annum.

7.	SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The short-term loan is provided by a third party. It is unsecured, interest-free and is repayable on September 19, 2008. The directors consider that the carrying amount of the interest-free loan in the financial statements approximate its fair value.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

8.	MORTGAGE LOAN

The mortgage loan is collateralized by a motor vehicle of a subsidiary of the Company as set out in note 5 to the financial statements and a personal guarantee provided by the director, Mr. Wang Xin. It was charged at a fixed interest rate of 7.56% per annum and repayable on February 9, 2009.

	As of June 30, 2008	As of December 31, 2007
	US$’000	US$’000
	(Unaudited)
Current portion	45	68
Non-current portion	-	5

	45	73
9.	RELATED PARTY TRANSACTIONS

a.	Name and relationship of related parties

Related party	Relationship with the Company during the period ended June 30, 2008

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company

b.	Summary of related party balances

		As of June 30, 2008	As of December 31, 2007
	Note	US$’000	US$’000
		(Unaudited)
Due to directors
Mr. Wang Xin and Mr. Liu Yu	(i)	408	323

Bank loans guaranteed by a director
Mr. Liu Yu	6	9,541	9,160

Mortgage loan guaranteed by a director
Mr. Wang Xin	8	45	73

Note:
(i) The amounts are unsecured, interest-free and repayable on demand.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)
10.	SEGMENT INFORMATION

During the period ended June 30, 2008 and year ended December 31, 2007, all revenue of the Company are from its business of designing for retail and wholesale distribution cellular phones. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and all its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

11.	CONTINGENCIES

Tax penalty
In accordance with PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of June 30, 2008 and December 31, 2007, there were sales amounted to approximately US$146,941 and US$117,824 respectively for which VAT invoices have not yet been issued.

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

According to a valuation report dated March 27, 2008 issued by an independent professional valuer, the fair value of the undiscounted maximum potential amount of future payments, which was estimated by the independent professional valuer, that BOXT could be required to make under the guarantee contract was amounted to approximately US$106 (equivalent to RMB745) as of the date of inception. At the balance sheet date, there is no change in the estimated fair value of the financial guarantee since the date of inception in accordance with the estimation made by the directors of the Company.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

12.	COMMON STOCK

As of June 30, 2008 and December 31, 2007, the authorized capital of ORS is 200,000,000 shares within which 100,000,000 being shares of common stock with a par value of US$0.001, and 100,000,000 being shares of preferred stock with a par value of HK$0.001.

On April 3, 2008, ORS granted 614,000 shares of stock options to certain directors, senior officers and other key employees of the Company for promoting the long-term performance goals and general prosperity. The stock options are exercisable on July 2, 2008 for a 10-year period at an exercise price of US$2.26 per share.

ORS had 29,756,000 shares of outstanding common stock as of June 30, 2008 and December 31, 2007 and 614,000 shares of outstanding stock options as of June 30, 2008.

13.	STOCK OPTIONS

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

In accordance with the terms of the share-based payment arrangement, options granted during the period vest at the date of grant.

No. of share options

As of January 1, 2008	-
Granted	614,000
Exercised	-
Cancelled/lapsed	-

As of June 30, 2008	614,000

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

13.	STOCK OPTIONS (CONTINUED)

According to a valuation report dated August 1, 2008 issued by an independent professional valuer, the fair value of these options was US$725, which was estimated on the date of granted using Binomial Lattice option pricing model. Where relevant, the expected life used in the model has been adjusted based on management’s best estimate for the effects of transferability, exercise restrictions and behavioral consideration. Compensation expense is charged to income as the benefit was fully vested at the date of grant. Key assumptions included in the estimation are as follows:

As of June 30, 2008
(Unaudited)
Expected dividend yield	-
Expected stock price volatility	85.07%
Rise free interest risk	3.61%
Expected life of share options	10 years

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

14.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS No. 162 on its consolidated financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 to requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

OVERVIEW

The Company was organized under the laws of the State of Delaware in May 2004 under the name of “Universal Flirts Corp.” On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts, Inc., a New York corporation, from Darrel Lerner, the sole shareholder, in consideration for the issuance of 8,500,000 shares of the Company’s common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the stock exchange transaction, Universal Flirts Inc. became the wholly-owned subsidiary of the Company.

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

On May 9, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc.

In July 2005, a wholly-owned subsidiary, Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated under the laws of Hong Kong. This subsidiary is engaged in the business of selling cellular phones and accessories to overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute the Company’s cellular phone products and technical support services to customers outside the People’s Republic of China (the “PRC”).

The business operations of the Company are conducted through Xelent, which is also commonly called “Orsus Cellular” within the cellular phone industry. Xelent sells its handsets and total solutions, including economically priced and fully-loaded cell phones for both Global System for Mobile communications (“GSM”) and Code Division Multiple Access (“CDMA”) platforms, to a diverse base of customers and dealers, such as ordinary users, custom operators, and specialized users from all fields of business and government. Most of our mobile phone models are either designed by us for our exclusive distribution and joint sales under established co-brands, or developed in conjunction with outside design firms. In February 2004, Xelent registered “ORSUS” as its product trademark with the PRC State Administration for Industry and Commerce.

In the GSM mobile phone market, Xelent provides its handsets to various types of customers and dealers. At present, the GSM mobile devices constitute a significant percentage of the Company’s sales and profit. In addition, Xelent has focused on the development of specialized application mobile terminals in accordance with market changes and the popularity of certain features. The Company has established itself in the specialized application field and made significant efforts in its marketing since entering the field in September 2006.

The cellular phone products produced by Xelent are customarily equipped with industry leading features, including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 minute to 4 hours video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U-disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent has sold approximately 2,360,800 cellular phones since its first product launched in 2004.

In April 2007, the Company’s common stock was approved for listing on the American Stock Exchange (“AMEX”), and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS.” The Company's CUSIP Number is 68749U106.

Business Review

With the objectives we set at the beginning of the year 2008, the Company made no major structural adjustments to operational strategies in the second quarter while assessing the impact of the ongoing telecommunications operators’ reorganization. Instead, the Company continued to enhance the foundations built in the first quarter of the year and optimize its traditional distribution channels to sell more handsets popular among typical customers in the market. With the help of marketing and effective administration, sales volume reached a record of 321,000 cellphone units and revenues reached $28,894,000 in the second quarter of 2008, the second highest per quarter revenues in the Company’s history.

In the second quarter of 2008, most domestic cellphone makers were focused on existing mid-level and low-end products instead of launching new products into the market. In particular, low-end handsets sold well with their cost-effective features appealing to the mass domestic market. Our products at prices less than RMB1,000 accounted for 70% of our total sales in the second quarter of the year. This was the major reason why our quarterly gross margin declined. Although low-end products led the mainstream in the domestic market, we have been trying to equip our products with features that correspond with market trends. In general, a majority of our products featured popular colors, demonstrating a transition away from monochrome that corresponded with market trends. In addition, we ensured our cellphones included functional features such as multimedia, multi-mega pixel and dual simcards.

Currently, we have various annual operational agendas in process. We have followed up on potential custom orders with operators. Although the split and reorganization among domestic telecommunication carriers is progressing in the PRC, we have decided to closely track the changing situation and to launch our custom distribution under appropriate conditions. We have had a customized cellphone model for sale in the market since the second quarter of 2008.

With respect to the pending acquisition of a manufacturing facility, the Company withdrew the letter of intent with its originally targeted company and executed a new letter of intent with Dalian Daxian Investment Development Co. Ltd. (“DDID”) as well as DDID’s holding and subsidiary companies (collectively “Dalian Daxian”). As scheduled in the agreement, Dalian Daxian has commenced their internal restructuring. When all preparatory work is done, the Company will sign a formal agreement to complete its acquisition of the manufacturing entity.

For the six months ended June 30, 2008, the Company’s sales grew substantially and its revenues increased by 36% over the same period during the previous year. This defies the convention that the second quarter is usually an inactive season for sales. The Company attained a 77% increase in revenues for the three months ended June 30, 2008 as compared to the corresponding period during the previous year.

For the six months ended June 30, 2008, the Company’s net profit amounted to $3,423,000, representing an increase of 27% as compared to the same period during the previous year. Among non-operational factors, the Company granted incentive stock options during this quarter which resulted in non-cash expenses of $725,000, which represented the cost of all for the options granted. At the time the stock options are granted, the compensation costs must be calculated based on 1) the Binomial Lattice option pricing model for calculating the value and 2) the vesting period.  As the options of the Company vested immediately, the non-cash expenses were shown as large portion of General and Administrative expenses. Excluding the impact of this factor, the Company’s operational earnings were targeted to reach $4,148,000, more than a 54% increase over the same period in the previous year.

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

RESULTS OF OPERATIONS

During the second quarter of 2008, the Company emphasized distribution of traditional handsets, which resulted in a 76.66% growth in revenues as compared to the same period during the previous year. However, due to the recognition of share option expenses on their grant date in the second quarter of 2008, the Company only achieved an increase of 3.93% in net profit for the three months ended June 30, 2008. This share options have fully vested and their expense was fully accounted for in this quarter. The following table summarizes our operating results for the six months ended June 30, 2008 and June 30, 2007, respectively:

	Six months ended June 30, 2008		Six months ended June 30, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	49,613	-	36,365	-	13,248	36.43%
Cost of sales	43,229	87.13%	29,522	81.18%	13,707	46.43%
Sales & marketing expenses	225	0.45%	247	0.68%	(22)	(8.91%)
General & admin. expenses	1,571	3.17%	579	1.59%	992	171.33%
R&D expenses	141	0.28%	296	0.81%	(155)	(52.36%)
Depreciation	49	0.10%	87	0.24%	(38)	(43.68%)
Allowance for obsolete inventories	-	-	592	1.63%	(592)	(100.00%)
Allowance for trading deposit receivables	-	-	1,409	3.87%	(1,409)	(100.00%)
Finance cost	478	0.96%	304	0.84%	174	57.24%
Other net income	378	0.76%	7	0.02%	371	5,300.00%
Pre-tax profit	4,298	8.66%	3,336	9.17%	962	28.84%
Income tax	875	1.76%	640	1.76%	235	36.72%
Profit	3,423	6.90%	2,696	7.41%	727	26.97%

This table below illustrates our operating results for the three months ended June 30, 2008 and June 30, 2007, respectively:

	Three months ended June 30, 2008		Three months ended June 30, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	28,894	-	16,356	-	12,538	76.66%
Cost of sales	25,728	89.04%	13,181	80.59%	12,547	95.19%
Sales & marketing expenses	122	0.42%	134	0.82%	(12)	(8.96%)
General & admin. expenses	1,135	3.93%	420	2.57%	715	170.24%
R&D expenses	26	0.09%	243	1.49%	(217)	(89.30%)
Depreciation	24	0.08%	35	0.21%	(11)	(31.43%)
Allowance for obsolete inventories	-	-	272	1.66%	(272)	(100.00%)
Allowance for trading deposit receivables	-	-	194	1.19%	(194)	(100.00%)
Finance cost	240	0.83%	177	1.08%	63	35.59%
Other net income	214	0.74%	5	0.03%	209	4,180.00%
Pre-tax profit	1,833	6.34%	1,705	10.42%	128	7.51%
Income tax	327	1.13%	256	1.57%	71	27.73%
Profit	1,506	5.21%	1,449	8.85%	57	3.93%

Revenues

Our Revenues were $49,613,000 for the six months ended June 30, 2008, representing an increase of 36.43% as compared to $36,365,000 in the corresponding period in 2007.

At present, we divide our products into three categories according to distribution channels: (1) specialized application mobile terminals; (2) custom-made products for operators; and (3) traditional products for typical customers in market. In addition, we created three series of product lines based on product features, such as functions, appearance, price and target market. Our mid-level and low-end products contain a number of attractive features, such as MP3, MPEG4, video recording and outer card storage, while our high-end products contain the above-mentioned features as well as PDA, GPS and office software functions, Mobile TV, special industry applications and other attractive features and functions.

Our revenues were $28,894,000 for the three months ended June 30, 2008, representing an increase of 76.66% as compared to $16,356,000 for the same period in 2007.

Products Segment

For the six months ended June 30, 2008, the Company’s revenues were primarily generated from the following products:

	Six months ended June 30, 2008
	$’000	% of revenue
DX5020	6,045	12.18%
DX6018	10,077	20.31%
DX7020	5,327	10.74%
DX8028	5,050	10.18%
DX8020	4,621	9.31%
DX5010	3,287	6.63%
DX7028	2,740	5.52%
LM6688	2,710	5.46%
DX7026	2,680	5.40%
DX6028	2,001	4.03%
DX3020	1,679	3.38%
DX6030	1,382	2.79%
DX6038	1,310	2.64%
DX6010	1,263	2.55%
LG2018	310	0.63%
Discount allowed	(869)	(1.75%)
Total	49,613	100.00%

For the six months ended June 30, 2008, the total revenues of the Company were $49,613,000. This amount included sales of CDMA products, i.e. DX5020, totaling $6,045,000. Sales of GSM products accounted for 87.82% of total revenue, which was primarily from the sales of DX6018, DX7020, DX8020, DX8028, DX5010, DX7028, LM6688, DX7026, some other models and discount allowed, with revenues of $10,077,000, $5,327,000, $4,621,000, $5,050,000, $3,287,000, $2,740,000, $2,710,000, $2,680,000, $7,945,000 and ($869,000), respectively.

We had only one CDMA product in the second quarter of 2008, which was DX5020 (CDMA, GPS, Touch Pad, Web Browsing), provided by Hongyuan Kangda Trading Co., Ltd. (HKT). Our GSM products are purchased from Tianjin Communication Broadcast Group (TCB) which supplies LM6688 (Dual Simcards Simul-Standby, Dual Cameras, Extended Standby, High-quality Music Player), from Holley Communications Co., Ltd, which supplies DX6018 (Dual Simcards Mono-Standby, 300K Pixel Camera, Bluetooth, Dual Speakers, MP3. MP4) and DX7020 (Dual Simcards Simul-Standby, 2.8+TP, 300K Pixel Camera, Dual Speakers), and from Hongyuan Kangda Trading Co., Ltd. (HKT), which supplies DX8028 (Mono-Chip, Dual Simcards Simul-Standby, 1.8+TP, 300K Pixel Camera, MP3, MP4, Colorful Pad Lamp, Dual Speakers) and DX5010 (EDGE, GPS, Touch Pad, Web Browsing, IPTV).

For the three months ended June 30, 2008, the Company’s revenues were primarily attributable to the following products:

	Three months ended June 30, 2008
	$’000	% of revenue
DX5020	6,045	20.92%
DX6018	6,087	21.07%
DX7020	3,868	13.39%
DX5010	3,287	11.38%
DX8028	2,716	9.40%
LM6688	2,710	9.38%
DX8020	2,358	8.16%
DX6030	1,382	4.78%
DX6038	1,310	4.53%
Discount allowed	(869)	(3.01%)
Total	28,894	100.00%

For the three months ended June 30, 2008, the total revenues of the Company were $28,894,000, representing an increase of 76.66% as compared to $16,356,000 for the same period in 2007. This increase was a result of the Company promoting the sale of cost-effective traditional products prior to the telecommunications operators completing their reorganization.

Customer Segments

For the six months ended June 30, 2008, all of our revenues were derived from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (XWSD), in the amount of $49,613,000. XWSD has been our most important customer for a long period of time. It is one of the largest distributors and dealers in Mainland China and has sales networks in major cities in the PRC.

	Six months ended June 30, 2008
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	49,613	100%

Other net income

For the six months ended June 30, 2008, other net income accounted for $378,000, or 0.76% of total revenues. This was mainly comprised of reversals of allowance for doubtful debts and exchange gains due to RMB appreciation.

For the three months ended June 30, 2008, other net income accounted for $214,000, or 0.74% of total revenues. This was mainly comprised of reversals of allowance for doubtful debts and exchange gains due to RMB appreciation.

Operating expenses

For the six months ended June 30, 2008, our operating expenses were $1,986,000. The operating expenses included sales and marketing, general and administrative, R & D expenses, depreciation, and allowance for obsolete inventories and allowance for doubtful debts which are set forth in the following table, together with a comparison against the corresponding amounts from the same period in 2007:

	Six months ended June 30, 2008		Six months ended June 30, 2007		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Sales & marketing	225	0.45%	247	0.68%	(22)	(8.91%)
General & admin	1,571	3.17%	579	1.59%	992	171.33%
R&D	141	0.28%	296	0.81%	(155)	(52.36%)
Depreciation	49	0.10%	87	0.24%	(38)	(43.68%)
Allowance for obsolete inventories	-	-	592	1.63%	(592)	(100.00%)
Allowance for trading deposit receivables	-	-	1,409	3.87%	(1,409)	(100.00%)
Total	1,986	4.00%	3,210	8.83%	(1,224)	(38.13%)

For the three months ended June 30, 2008, our operating expenses were $1,307,000.

	Three months ended June 30, 2008		Three months ended June 30, 2007		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Sales & marketing	122	0.42%	134	0.82%	(12)	(8.96%)
General & admin	1,135	3.93%	420	2.57%	715	170.24%
R&D	26	0.09%	243	1.49%	(217)	(89.30%)
Depreciation	24	0.08%	35	0.21%	(11)	(31.43%)
Allowance for obsolete inventories	-	-	272	1.66%	(272)	(100.00%)
Allowance for trading deposit receivables	-	-	194	1.19%	(194)	(100.00%)
Total	1,307	4.52%	1,298	7.94%	9	0.69%

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel and transportation costs.

For the six months ended June 30, 2008, sales and marketing expenses were $225,000, or 0.45% of the revenues, which are roughly equal to the numbers for the corresponding period in 2007.

R&D expense

Our R&D expenses were $141,000 or 0.28% of total revenues for the six months ended June 30, 2008, which represents a decrease of $155,000 or 52.36%, as compared with $296,000 and 0.81% of total revenues in the same period of 2007. The decrease was a result of the impact of the restructuring among telecommunications operators, which demonstrates that the Company incurred little R&D expense related to custom products.

General and administrative expenses

General and Administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the six months ended June 30, 2008, the total general and administrative expenses were $1,571,000, or 3.17% of total revenues, representing an increase of $992,000 or 171.33% as compared to $579,000, or 1.59% of the total revenues, for the corresponding period in 2007. The sharp increase was primarily a result of the Company granting employees stock options, which led to related compensation costs.

Gross Profit and Gross Profit Margin

For the six months ended June 30, 2008, our gross profit was $6,384,000, reflecting a decrease of $459,000, as compared to $6,843,000 for the same period of last year. In addition, our gross profit margin for the reporting period was 12.87%, representing a decrease of 5.95% as compared to 18.82% for the same period of 2007.

The change of gross profit margin growth is attributable to:

1.
intensified competition in the domestic market and a decline in the gross margin of products sold during the period. When competing with foreign brands in the market, domestic brands usually focus on sales of low-priced products as a strategy to increase their market presence and secure originally-owned distribution to create conditions for future development, but this results in higher sales of low-margin products;

2.
the pending structural adjustment of operators. In the first quarter of 2008, there were few high-margin customized orders generated from the operators sector while the operators were focused on their restructuring.

Net income

For the six months ended June 30, 2008, our net income was $3,423,000 or a net profit margin of 6.90%, representing an increase of $727,000, or 26.97%, as compared to $2,696,000, or a net profit margin of 7.41% in the same period of 2007.

For the three months ended June 30, 2008, our net income was $1,506,000 or a net profit margin of 5.21%, representing an increase of $57,000, or 3.93%, as compared to $1,449,000, or a net profit margin of 8.85% in the same period of 2007.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and short-term financing from the domestic banks.

As of June 30, 2008, we had current assets of $88,931,000. Current assets are mainly comprised of accounts receivable of $72,241,000, trade deposits paid of $9,428,000, cash and cash equivalents of $1,558,000, pledged deposits of $1,256,000 and other current assets of $4,448,000. Our current liabilities of $49,651,000 included accounts payable of $24,026,000, trade deposits received of $1,907,000, short-term bank loans of $9,541,000, short-term loans from a non-financial institution of $57,000, mortgage loan of $45,000, accrued expenses and other accrued liabilities of $9,564,000, tax payables of $3,975,000, amounts due to directors of $408,000, and provision for warranty of $128,000.

We offer two different trading terms to our customers, i.e. cash-on-delivery and on credit terms within 45-90 days. As of June 30, 2008, our accounts receivable had increased by $14,498,000 to $72,241,000, as compared to $57,743,000 as of December 31, 2007.

As of June 30, 2008, our trade deposits paid were $9,428,000, which represented an increase of $8,598,000 as compared to $839,000 as of December 31, 2007. The increase was due to a larger portion of trade deposits paid or early payments that went to suppliers to seek lower prices of materials or products from them. In order to arrange for the timely delivery of goods and ensure our market share, we agreed to adjust the prepayment.

As of June 30, 2008, our other accounts receivable were $4,448,000, which represented an increase of $252,000, as compared to $4,196,000 as of December 31, 2007. It is mainly composed of prepaid deposits for investment of $4,272,000 for acquiring the production facility.

As of June 30, 2008, our accounts payable were $24,026,000, which represented an increase of $13,172,000 or 121.36%, as compared to $10,854,000 as of December 31, 2007.

As of June 30, 2008, accrued expenses and liabilities were $9,564,000, demonstrating growth of $1,516,000 or 18.84%, as compared to $8,048,000 as of December 31, 2007. The increase was due to an outstanding tax of $8,255,000 caused by the time difference between USGAAP and PRCGAAP while determining the value-added tax (VAT).

As of June 30, 2008, tax payable was $3,975,000, which was attributable mainly to income tax and the tax deferred by Xelent.

As of June 30, 2008, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). Our activities in the operation are mainly denominated in RMB. In the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the appreciation of the RMB against USD did not create currency exchange risk for the Company because we had few USD in stock.

CASH FLOWS

As of June 30, 2008, we had cash and cash equivalents of $1,558,000. This represented a decrease of $1,370,000 or 46.79% as compared to $2,928,000 as of December 31, 2007. The decrease in cash flow was caused by expenditures to address fierce competition and high inflation as well as some initial investment made to some ongoing new projects.

As of June 30, 2008, our aggregate short-term bank loans of $9,541,000 was comprised of $2,563,000 from Huaxia Bank, $6,978,000 from Beijing Rural Bank, and short-term loan of $57,000 from a non-financial institution, which is unsecured, interest-free, and is repayable on September 19, 2008.

In addition, we had a mortgage loan of $122,000 to purchase a company car in 2007. It had $45,000 outstanding and payable as of June 30, 2008.

Our gearing ratio, calculated as total debts over total assets, was 55.66% as of June 30, 2008. It increased slightly compared to 49.58% as of December 31, 2007.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract to serve as guarantor of a loan in the amount of RMB 120,000,000 to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases between June 20, 2006 and June 16, 2010. Under the guarantee contract, we shall perform all obligations of CECT-Chinacom under the Loan Contract if CECT-Chinacom fails to perform its obligations as set forth in the Loan Contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had no off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarizes the Company’s contractual obligations at June 30, 2008, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$000	$000	$000	$000	$000

Operating Lease Obligations	117	112	5	-	-
Purchase Obligations	820	820	-	-	-

Total	937	932	5	--	--

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Bank loans at June 30, 2008 were $9,541,000. The interest rate for the six months ended June 30, 2008 was charged at 8.964% to 10.343% per annum.

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

(b)  There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended June 30, 2008.

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

Exhibit Number	Exhibit Description
10.3	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:	/s/ Wang Xin
Wang Xin Chief Executive Officer

By:	/s/ Zhao Hongwei
Zhao Hongwei Chief Financial Officer

DATED: August 14, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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