Form 10-Q
period 2008-09-30
Orsus Xelent Technologies Inc
filed 2008-11-19
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common Stock, $.001 par value per share	29,756,000 shares

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity	4

Notes to Condensed Consolidated Financial Statements	5 - 13

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Operating revenue - Net sales	29,240	22,046	78,853	58,411

Cost of operating revenue	(25,073)	(18,064)	(68,302)	(47,586)

Gross income	4,167	3,982	10,551	10,825

Operating expenses:
Sales and marketing	128	142	353	389
General and administrative	228	262	1,799	2,250
Research and development	250	23	391	319
Depreciation	23	26	72	113
Allowance for obsolete inventories	-	108	-	700

	629	561	2,615	3,771

Operating income	3,538	3,421	7,936	7,054

Other income (expenses)
Interest expenses	(255)	(443)	(733)	(747)
Other income, net	87	14	465	21

Income before income taxes	3,370	2,992	7,668	6,328

Income taxes - Note 4	(445)	(422)	(1,320)	(1,062)

Net income	2,925	2,570	6,348	5,266

Other comprehensive (loss) income
Foreign currency translation adjustment	(36)	-	1,480	-

Comprehensive income	2,889	2,570	7,828	5,266

Earnings per share - Note 5

Basic and diluted (US$)	0.10	0.09	0.21	0.18

Weighted average number of common
stock outstanding	29,756,000	29,756,000	29,756,000	29,756,000

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Dollars in thousand except share data and per share amounts)

	As of September 30, 2008 (Unaudited)	As of December 31, 2007
ASSETS	US$’000	US$’000

Current assets
Cash and cash equivalents	924	2,928
Trade accounts receivable, net of allowance - Note 6	78,743	57,743
Inventories, net	-	4
Trade deposits paid, net	6,353	839
Other current assets	1,831	4,196
Pledged deposit	1,256	1,206

Total current assets	89,107	66,916
Property, plant and equipment, net - Note 7	254	318

TOTAL ASSETS	89,361	67,234

LIABILITIES

Current liabilities
Short-term bank loans - Note 8	9,256	9,160
Short-term loan from a non-financial institution - Note 9	57	-
Current portion of mortgage loan - Note 10	23	68
Trade accounts payable	20,048	10,854
Accrued expenses and other accrued liabilities	10,681	8,048
Trade deposits received	1,908	1,709
Due to directors - Note 11(b)	458	323
Provision for warranty	85	123
Tax payable	4,395	3,047

Total current liabilities	46,911	33,332

Non-current liability
Mortgage loan - Note 10	-	5

COMMITMENT AND CONTINGENCIES - Note 14	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - US$0.001 par value: Authorized 100,000,000 shares;
none issued and outstanding	-	-
Common stock - US$0.001 per share : Authorized 100,000,000 shares;
issued and outstanding 29,756,000 shares as of September 30, 2008
and as of December 31, 2007	30	30
Additional paid-in capital	3,209	2,484
Dedicated reserves	1,042	1,042
Accumulated other comprehensive income	4,386	2,906
Retained earnings	33,783	27,435

TOTAL STOCKHOLDERS’ EQUITY	42,450	33,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	89,361	67,234

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

	(Unaudited) Nine months ended September 30
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	6,348	5,266
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation	72	113
Allowance for obsolete inventories	-	700
Allowance for doubtful accounts	-	1,487
Compensation costs for stock options granted	725	-
Changes in assets and liabilities:
Trade accounts receivable	(18,202)	(15,086)
Inventories	4	526
Trade deposits paid	(5,362)	(2,249)
Other current assets	2,636	(20)
Trade accounts payable	8,582	2,796
Accrued expenses and other accrued liabilities	1,610	2,166
Trade deposits received	162	749
Due to directors	125	(132)
Due to a stockholder	-	132
Provision for warranty	(38)	62
Tax payable	1,178	1,056

Net cash flows used by operating activities	(2,160)	(2,434)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(186)
Advances from directors	-	127
Repayment of loans to third parties	-	288

Net cash flows provided by investing activities	-	229

Cash flows from financing activities
New loans from banks and a financial institution	9,114	4,861
Repayment of bank loans	(9,033)	(2,558)

Net cash flows provided by financing activities	81	2,303

Net change in cash and cash equivalents	(2,079)	98
Effect of foreign currency translation on cash and cash equivalents	75	-
Cash and cash equivalents, beginning of period	2,928	2,421

Cash and cash equivalents, end of period	924	2,519

Supplemental disclosure for cash flow information
Interest paid	756	496
Income taxes paid	515	4

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ equity
For the nine months ended September 30, 2008
(Dollars in thousand except share data and per share amounts)

			Additional		Other
	Common stock issued		paid-in	Dedicated	comprehensive	Retained
	No. of	Amount	capital	reserves	income	earnings	Total
	shares	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2007	29,756,000	30	2,484	1,042	975	17,752	22,283
Net income	-	-	-	-	-	9,683	9,683
Foreign currency translation
adjustment	-	-	-	-	1,931	-	1,931

Balance as of January 1, 2008	29,756,000	30	2,484	1,042	2,906	27,435	33,897
Net income						6,348	6,348
Compensation costs for stock
options granted	-	-	725	-	-	-	725
Foreign currency translation
adjustment	-	-	-	-	1,480	-	1,480

Balance as of September 30, 2008 (Unaudited)	29,756,000	30	3,209	1,042	4,386	33,783	42,450

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

1.	Corporate information

Orsus Xelent Technologies Inc. (“ORS” or the “Company”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004.

Prior to the reorganization with United First International Limited (“UFI”), a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”), on March 31, 2005, ORS was a development stage company, had no operations or revenues. ORS exited the development stage after the recapitalization.

Upon the completion of the reorganization, ORS assumed the business operations of UFI be undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited (“BOXT”) (English translation for identification purpose only), an enterprise incorporated in Beijing, the PRC that is engaged in the business of design, retail and wholesale distribution of cellular phones.

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated in the British Virgin Islands (“BVI”) with issued capital of US$2. OXHBVI is 100% owned by ORS and the principal activity of OXHBVI is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated in HK with issued capital of Hong Kong dollar 100 (equivalent to US$13), a company engaged in trading of cellular phone and accessories, and is 100% owned by OXHBVI.

2.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K dated March 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results and outcomes may differ from management’s estimates and assumptions.

In the opinion of the management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. The results of the nine-month periods presented do not necessarily indicate the results that may be expected for the full year.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

3.	Summary of significant accounting policies

Basis of consolidation

The financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Stock-based compensation

Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123(R)”) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company records the cost as expense over the offering period and vesting term in connection with compensation expense for stock-based employee compensation plans.

During the reporting period, the Company has accounted for compensation expense for stock-based employee compensation plans in accordance with SFAS 123(R) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123(R), and consequently has not retroactively adjusted results from prior periods. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

As of September 30, 2008, the Company has a stock-based employee compensation plan, details of which are set out in note 12 to condensed consolidated financial statements.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAF 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on its consolidated financial statements.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.	Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates. Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

OXHBVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

UFI was incorporated in Hong Kong and has no assessable income for the periods presented. OXTHK was incorporated in Hong Kong and Hong Kong Profits Tax has been provided at the rate of 17.5% in respect of its under-provision for prior years’ estimated assessable income; but no Hong Kong Profits Tax has been provided for the current nine-month period as OXTHK has no assessable income for the period.

The Company’s income is principally generated in the PRC by BOXT. Since BOXT is registered as a wholly-owned foreign investment enterprise (“WOFE”), it is subject to tax laws applicable to WOFE in the PRC and is fully exempt from the PRC enterprise income tax (“EIT”) of 24% for two years commencing from fiscal year 2005, followed by a 50% reduction for the next three years.

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different EIT laws. The NEITL unifies the enterprise tax laws applicable to both DE and FIE commencing in fiscal year beginning from January 1, 2008. The different EIT rates effective from January 1, 2008 are as follows:

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
New / hi-tech enterprises	15%

By virtue of the NEITL, it is expected that BOXT will be subject to the unified EIT rate of 25%. However, the 50% tax reduction, which has already been obtained by BOXT under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by BOXT, until the year to expiry at 2009.

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

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.	Income taxes (continued)

Since January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2007 and September 30, 2008, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, HK and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2008 and during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2007 and September 30, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended September 30, 2008, no interest or penalties were recorded.

(a)	Income tax expenses comprised the following:

	(Unaudited) Nine months ended September 30
	2008	2007
	US$’000	US$’000
Current tax
United States	-	-
Hong Kong	238	-
PRC	1,082	1,062

	1,320	1,062

(b)	Reconciliation from the expected statutory tax rate in the PRC of 25% (2007 : 24%) is as follows:

	(Unaudited) Nine months ended September 30
	2008	2007
	%	%

Statutory rate - the PRC	25.0	24.0
Under-provision for prior period	3.1	-
Tax exempted items	(14.1)	(12.8)
Tax non-deductible items	3.2	5.5

Effective tax rate	17.2	16.7

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

5.	Earnings per share

Basic earning per share is computed based upon the net income attributable to stockholders for the periods presented on the weighted average number of shares of common stock outstanding during each period.

The calculation of diluted earnings per share is based on net income attributable to stockholders for the periods presented and on the weighted average number of shares of common stock outstanding during each period and adjusted for the effects of all dilutive potential shares of common stock outstanding during the periods.

614,000 shares of stock options, which have been granted by the Company during the period ended June 30, 2008, have not been included in the computation of diluted earnings per share for the period ended September 30, 2008 because to do so would have been anti-dilutive for the period. Accordingly, the basic and diluted earnings per share are the same.

6.	Trade accounts receivable, net of allowance

Included in trade accounts receivable as of September 30, 2008 is a balance of US$72,467 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”). On August 7, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation, a third-party guarantee company licensed by the PRC government (“Zhonghui”), and BOXT whereby Zhonghui agrees to guarantee up to Renminbi (“RMB”) 300 million for the principal debt, interest, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement signed between BOXT and Xingwang. The Guarantee Contract was effective as of July 20, 2008 and provides a guarantee of all of the accounts receivable that are or may become outstanding from Xingwang to the Company from January 1, 2008 through December 31, 2008. Such accounts receivable are guaranteed for a period of two years from the date it is due.

7.	Property, plant and equipment, net

Property, plant and equipment are summarized as follows:

	As of September 30,2008 (Unaudited)	As of December 31,2007
	US$’000	US$’000
Moulds	4	4
Leasehold improvements	128	128
Plant and machinery	19	19
Office equipment	280	296
Motor vehicles	296	296

	727	743
Accumulated depreciation	(473)	(425)

	254	318

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

7.	Property, plant and equipment, net (continued)

Property, plant and equipment with an aggregate net book value as of September 30, 2008 of US$175 and as of December 31, 2007 of US$177 were collateralized for the mortgage loan granted to a subsidiary of the Company as set out in note 10 to condensed consolidated financial statements.

8.	Short-term bank loans

All bank loans are secured by personal guarantee provided by the director, Mr. Liu Yu. Bank loan amounted to US$6,693 as of September 30, 2008 and US$6,699 as of December 31, 2007 is further secured by a pledged deposit of US$1,256 as of September 30, 2008 and US$1,206 as of December 31, 2007 and guarantee provided by a guaranty company. Remaining bank loan of US$2,563 as of September 30, 2008 and US$2,461 as of December 31, 2007 is further secured by co-guarantees provided by two third party companies and a major customer of the Company. All bank loans are repayable within one year and bear interest ranging from 8.964% to 10.080% per annum.

9.	Short-term loan from a non-financial institution

The short-term loan is provided by a third party. It is unsecured, interest-free and is repayable on September 19, 2008.

The loan was overdue as of September 30, 2008 and the Company would repay the loan within the next quarterly period. The directors consider that the carrying amount of the interest-free loan in the financial statements approximate its fair value.

10.	Mortgage loan

The mortgage loan is collateralized by a motor vehicle of a subsidiary of the Company as set out in note 7 to condensed consolidated financial statements and a personal guarantee provided by the director, Mr. Wang Xin. The loan carries a fixed interest rate of 7.56% per annum and is repayable on February 9, 2009.

	As of September 30, 2008 (Unaudited)	As of December 31, 2007
	US$’000	US$’000

Current portion	23	68
Non-current portion	-	5

	23	73

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

11.	Related party transactions

(a)	Name and relationship of related parties

Related party	Relationship

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company

(b)	Summary of related party balances

	As of September 30, 2008 (Unaudited)	As of December 31, 2007
	US$’000	US$’000
Due to directors
Mr. Wang Xin and Mr. Liu Yu	458	323

Bank loans guaranteed by Mr. Liu Yu	9,256	9,160

Mortgage loan guaranteed by Mr. Wang Xin	23	73

The amounts due to directors are unsecured, interest-free and repayable on demand.

12.	Stock options

On March 27, 2008, a stock option plan of “2007 Omnibus Long-Term Incentive Plan” (the “Plan”) was approved by the board of directors. The purpose of the Plan is to promote the long-term performance goals and general prosperity of the Company. The Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards, is designed to help the Company and its subsidiaries and affiliates attract and retain senior officers for positions of substantial responsibility and to provide for non-employee directors and key employees with an additional motivation and incentive to improve the business results and contribute to the success of the Company.

On April 2, 2008, stock options to subscribe total of 614,000 shares were granted to certain directors, senior officers and other key employees of the Company at an exercise price of US$2.26 per share. The options granted are exercisable from July 2, 2008.

In accordance with the terms of the share-based payment arrangement, options granted during the last quarterly period vest at the date of grant.

Number of share options
As of January 1, 2008	-
Granted	614,000
Exercised	-
Cancelled/lapsed	-
As of September 30, 2008	614,000

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

12.	Stock options (continued)

According to a valuation report dated August 1, 2008 issued by an independent professional valuer, the fair value of these options was US$725, which was estimated on the date of grant using Binomial Lattice option pricing model. Where relevant, the expected life used in the model has been adjusted based on management’s best estimate for the effects of transferability, exercise restrictions and behavioral consideration. Compensation expense is charged to income as the benefit was fully vested at the date of grant. Key assumptions included in the estimation are as follows:

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

13.	Segment information

During the nine-month period ended September 30, 2008 and the year ended December 31, 2007, all revenue of the Company is derived from its business of designing for retail and wholesale distribution cellular phones. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and all its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

14.	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of September 30, 2008 and December 31, 2007, there were sales amounted to approximately US$179,738 and US$117,824 respectively for which VAT invoices have not yet been issued.

Furthermore, BOXT reports its revenue for PRC EIT purposes when VAT invoices are issued instead of when goods are delivered. All unbilled revenue will become taxable when invoices are issued.

The above practice is not in strict compliance with the relevant laws and regulations in respect of VAT and EIT. Despite the fact that BOXT has made full provision on VAT and EIT including any estimated surcharge in the condensed consolidated financial statements, BOXT may be subject to a penalty for the deferred reporting of the above tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more likely than not that the penalty will not be imposed.

Orsus Xelent Technologies, Inc.

Notes to Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

14.	Contingencies (continued)

Financial guarantee contract

On June 20, 2007, BOXT entered into a guarantee contract for three years to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$17,089 (equivalent to RMB120,000) to an independent third-party, CECT-Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn and filing for bankruptcy.

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

Pursuant to a Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company’s common stock. Immediately following such cancellation, the Company had 14,756,000 shares of its common stock outstanding.

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

The cellular phone products produced by Xelent are customarily equipped with industry leading features, including 1.8-inch to 2.8-inch CSTN, TFT or QVGA dual-color display, 1 minute to 4 hours video recording, 300K to 3 million pixel photography, MP3, MPEG4 and U-disk support, dual stereo speakers, e-mail messaging, multimedia messaging, 40 to 64 ring tone storage, slim bar-phone & flip-phone technology and ultra thin innovative lightweight design. Xelent has sold approximately 2,621,100 cellular phones since its first product launched in 2004.

In April 2007, the Company’s common stock was approved for listing on the American Stock Exchange (“AMEX”), and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS.” The Company's CUSIP Number is 68749U106.

Business Review

Having implemented a new set of strategies at the beginning of 2008, the Company experienced overall growth in revenues during the third quarter, which ended September 30, 2008. Sales revenue for the quarter increased 32.63% over sales revenue in the same period of the previous year. During the third quarter, the Company paid careful attention to the progress of industrial restructuring among Chinese telecomm carriers. It has successfully secured the first order from one of the newly reorganized telecomm carriers and, during the third quarter, initiated the first delivery of goods (the first of several scheduled deliveries). However, the Company also faced very unfavorable circumstances in the external capital market during the third quarter due to the financial crisis in the United States. Difficulties raising funds in the capital markets led the Company to temporarily postpone its previously planned acquisition of a manufacturing facility that it will eventually use to grow its operations.

After the third quarter of 2008, the mobile phone industry as a whole is not as optimistic as it was at the beginning of the year. Deterioration in the international financial markets has led upstream chip manufacturers to reduce their confidence in market demand. Additionally, reorganization of Chinese domestic telecomm operators created a lag effect that spilled into market demand. These factors and others contributed to a slower-than-usual third quarter throughout the mobile phone market. To adapt, we focused on low-end rather than high-end products because rural areas, which are driving forces in our business, tend to be more price sensitive.

The factors mentioned above have caused a decline in the Company’s profit margin for the third quarter of 2008. In light of these circumstances, the Company tried to maintain a relatively stable development trend and continued to invest in research and development while optimizing its original distribution channels to sell more handsets popular among typical customers in the market. During the third quarter, products that were sold at less than 1,000 RMB accounted for nearly 60% of total sales. As much as 38% of total sales for the quarter were sales of low-end products ordered by telecomm carriers. For these reasons, the gross margin for the third quarter decreased by roughly 4% and there is a risk that this trend may continue for some time.

As mentioned above, because financial conditions were worse than anticipated this quarter, the Company has decided to postpone its pending acquisition of Dalian Daxian Investment Development Co. Ltd. (“DDID”). Both parties have agreed that the executed Letter of Intent remains effective and binding regarding this project. The Company will seek new sources of capital in order to proceed with the acquisition and, in the meantime, will consider taking a short-term lease of the factory if doing so is necessary for its operations. The Company still plans to eventually acquire ownership of the manufacturing facility to further its industrial development.

The Company has concluded that Chinese economic entities will inevitably suffer from the global financial crisis and will see a possible decline of revenue and net income in the fourth quarter. Although the impact of the crisis on the Company is uncertain, we expect that financial results for the 2008 fiscal year are likely to be somewhat stronger than the results from 2007. With respect to the near future, because telecomm carriers have already initiated their orders on custom-made products, we expect that sales volume in the upcoming fourth quarter of 2008 will exceed sales volume in the third quarter of 2008. We will continue to monitor market trends among carriers of custom-made products.

On November 5, 2008, the PRC Ministry of Industry and Information issued a report on Chinese telecommunication statistics for January -September 2008 through its official website (http://www.miit.gov.cn). According to this report, users of Personal Handy-phone System (“PHS”), a 2G network, have decreased by 9.4 million to 75 million during the nine months ended September 30, 2008. Considering the trend of PHS in the transitional telecomm network, the Company believes more PHS users will gradually upgrade to more advanced 2.5G phone models, which is good news for all phone makers. It is generally anticipated that telecomm operations will transition towards faster 3G products in 2009. During this time, the Company hopes to generate more orders from telecomm carriers due to their previous experience with the Company. With a new network and new technologies, we believe a higher gross profit will be possible for newly introduced products at their early stage of launch.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the nine months ended September 30, 2008 and September 30, 2007, respectively:

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	78,853	-	58,411	-	20,442	35.00%
Cost of sales	68,302	86.62%	47,586	81.47%	20,716	43.53%
Sales & marketing expenses	353	0.45%	389	0.67%	(36)	(9.25%)
General & admin. expenses	1,799	2.28%	763	1.31%	1,036	135.78%
R&D expenses	391	0.50%	319	0.55%	72	22.57%
Depreciation	72	0.09%	113	0.19%	(41)	(36.28%)
Allowance for obsolete inventories	-	-	700	1.20%	(700)	(100.00%)
Allowance for trading deposit receivable*	-	-	1,487	2.55%	(1,487)	(100.00%)
Finance cost	733	0.93%	747	1.28%	(14)	1.87%
Other net income	465	0.59%	21	0.04%	444	2,114.29%
Pre-tax profit	7,668	9.72%	6,328	10.83%	1,340	21.18%
Income tax	1,320	1.67%	1,062	1.82%	258	24.29%
Profit	6,348	8.05%	5,266	9.02%	1,082	20.55%

* For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

The following table summarizes our operating results for the three months ended September 30, 2008 and September 30, 2007, respectively:

	Three months ended September 30, 2008		Three months ended September 30, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	29,240	-	22,046	-	7,194	32.63%
Cost of sales	25,073	85.75%	18,064	81.94%	7,009	38.80%
Sales & marketing expenses	128	0.44%	142	0.64%	(14)	(9.86%)
General & admin. expenses	228	0.78%	184	0.83%	44	23.91%
R&D expenses	250	0.85%	23	0.10%	227	986.96%
Depreciation	23	0.08%	26	0.12%	(3)	(11.54%)
Allowance for obsolete inventories	-	-	108	0.49%	(108)	(100.00%)
Allowance for trading deposit receivable*	-	-	78	0.35%	(78)	(100.00%)
Finance cost	255	0.87%	443	2.01%	(188)	(42.44%)
Other net income	87	0.30%	14	0.06%	73	521.43%
Pre-tax profit	3,370	11.53%	2,992	13.57%	378	12.63%
Income tax	445	1.52%	422	1.91%	23	5.45%
Profit	2,925	10.00%	2,570	11.66%	355	13.81%

* For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.
Revenues

At present, we divide our products into three categories according to distribution channels: (1) specialized application mobile terminals; (2) custom-made products for operators; and (3) traditional products for typical customers in the market. In addition, we created three series of product lines based on product features such as functions, appearance, price, and target market. Our mid-level and low-end products have features such as MP3, MPEG4, video recording and outer card storage and our high-end products have the aforementioned features as well as PDA, GPS, Mobile TV, special industry applications, and office software capabilities.

Our revenues were $78,853,000 for the nine months ended September 30, 2008, representing an increase of 35.00% as compared to $58,411,000 in the corresponding period of 2007.

Our revenues were $29,240,000 for the three months ended September 30, 2008, representing an increase of 32.63% as compared to $22,046,000 for the same period of 2007.

Products Segment

For the nine months ended September 30, 2008, the Company’s revenues were primarily generated from the following products:

	Nine months ended September 30, 2008
	$’000	% of revenue
DX5020	6,909	8.76%
C106	2,251	2.85%
G588	1,965	2.49%
DX6018	10,077	12.78%
DX5030	9,529	12.09%
DX7020	8,692	11.02%
DX8028	5,050	6.41%
DX5028	5,003	6.35%
DX8020	4,621	5.86%
DX5026	4,407	5.59%
DX5010	3,287	4.17%
DX7028	2,740	3.47%
LM6688	2,710	3.44%
DX7026	2,680	3.40%
PLAM T680	2,144	2.72%
DX6028	2,001	2.54%
DX3020	1,679	2.13%
DX6030	1,382	1.75%
DX6038	1,310	1.66%
DX6010	1,263	1.60%
LG2018	310	0.39%
TREO680	129	0.16%
Others*	(1,286)	(1.63%)
Total	78,853	100.00%

* This represents discounts to our distributors who sold custom-made CDMA products in 2007. Due to industrial reorganization among Chinese telecomm carriers, which resulted in a slowdown in sales of CDMA products by China Unicom, the price of CDMA products fell. To maintain stable cooperative business, we offered some discounts to our CDMA distributors.

During the nine months ended September 30, 2008, total revenues from our CDMA products were $11,125,000. During the period, we had the three CDMA products, DX5020, C106 and G588. These CDMA models generated revenues during the period of $6,909,000, $2,251,000 and $1,965,000, respectively. A brief description of these products is set forth below:

•	DX5020 (CDMA, GPS, Touch Pad, Web Browsing), provided by Hongyuan Kangda Trading Co., Ltd.(“HYKD”);

•	C106 (Ultra Low-end CDMA), provided by Daxian Technologies Inc.(“DX”); and

•	G588 (Dual Simcards Simul-Standby, Windows Mobile, 1.3 Mega Pixel Camera, Bluetooth, MP3, MP4), provided by China Electronic Appliance Company (“CEAC”).

During the nine months ended September 30, 2008, sales of GSM products accounted for for $67,728,000 of total revenue. This was primarily from the sales of models DX6018, DX5030, DX7020, DX8028, DX5028, DX8020, DX5026, DX5010, DX7028, LM6688, some other models and discounts allowed. These GSM products generated revenues of $10,077,000, $9,529,000, $8,692,000, $5,050,000, $5,003,000, $4,621,000, $4,407,000, $3,287,000, $2,740,000, $2,710,000 and $11,612,000, respectively. A brief description of our major GSM products is set forth below:

•	LM6688 (Dual Simcards Simul-Standby, Dual Cameras, Extended Standby, High-quality Music Player), supplied by Tianjin Communication Broadcast Group (“TCB”);

•	DX6018 (Dual Simcards Mono-Standby, 300K Pixel Camera, Bluetooth, Dual Speakers, MP3. MP4), supplied by Holley Communications Co., Ltd (“HCC”);

•	DX7020 (Dual Simcards Simul-Standby, 2.8+TP, 300K Pixel Camera, Dual Speakers), supplied by HCC;

•	DX8028 (Mono-Chip, Dual Simcards Simul-Standby, 1.8+TP, 300K Pixel Camera, MP3, MP4, Colorful Pad Lamp, Dual Speakers), supplied by HYKD;

•	DX5010 (EDGE, GPS, Touch Pad, Web Browsing, IPTV), supplied by HYKD.

•	DX5030 (Dual Simcards Simul-Standby, Windows Mobile, 2 Mega Pixel Camera, Bluetooth, MP3, MP4), supplied by HYKD;

•	DX5028(Dual Simcards Simul-Standby, Samsung SC32442 Chip, 2.8 QVGA TFT, EDGE , 2 Mega Pixel Camera ), supplied by Huayi Jiacheng Technologies Co., Ltd.(“HYJT”);

•	DX8020 (Dual Simcards Simul-Standby, Mono-chip, 1.8+TP, 300K Pixel Camera, Dual Speakers, MP3, MP4, Color Pad Lamp), supplied by HYKD;

•	DX5026 (Dual Simcards Mono-Standby, Samsung SC32442 Chip, 2.8 QVGA TFT, EDGE+CDMA, 2 Mega Pixel Camera), supplied by HYJT; and

•	DX7028 (Dual Simcards Simul-Standby, 2.8+TP, 300K Pixel Camera, Dual Speakers), supplied by CEAC.

For the three months ended September 30, 2008, the Company’s revenues were primarily attributable to the following products:

	Three months ended September 30, 2008
	$’000	% of revenue
C106	2,251	7.70%
G588	1,965	6.72%
DX5020	864	2.95%
DX5030	9,529	32.59%
DX5028	5,003	17.11%
DX5026	4,407	15.07%
DX7020	3,365	11.51%
PLAM T680	2,144	7.33%
TREO680	129	0.44%
Others*	(417)	(1.42%)
Total	29,240	100.00%

* This represents discounts granted to the distributor responsible for sales of our CDMA products in 2007.

For the three months ended September 30, 2008, the total revenues of the Company were $29,240,000, representing an increase of 32.63% as compared to $22,046,000 in the same period of 2007. This increase was the result of the Company’s promotion of cost-effective traditional products prior to the telecommunications operators completing their reorganization.

Customer Segments

For the nine months ended September 30, 2008, our revenues were derived mainly from sales to Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), Tianjin Communications Broadcast Company (“TCB”), Zhongjie Communications Co., Ltd. (“Zhongjie”), and Beijing Yangtze Fantai Communications Technology Co., Ltd. (“Fantai”). XWSD has been our most important customer for a long period of time. It is one of the largest distributors and dealers in mainland China and has sales networks in major cities in the PRC. Zhongjie is a supply chain service company that is owned by China Telecom. Zhongjie is responsible for China Telecom’s procurement of equipment in the South of China.

	Nine months ended September 30, 2008
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	72,364	91.77%
Tianjin Communications Broadcast Company	4,109	5.21%
Zhongjie Communications Co., Ltd.	2,251	2.86%
Beijing Yangtze Fantai Communications Technology Co., Ltd.	129	0.16%
Total	78,853	100.00%

Other net income

For the nine months ended September 30, 2008, other net income accounted for $465,000, or 0.59% of total revenues, representing an increase of $444,000 or 2114.29% as compared to $21,000, or 0.04% of total revenues, for the same period of 2007. This was mainly comprised of reversals of doubtful accounts allowance in the amount of $353,414, gains of foreign exchange in the amount of $66,586 and offset of inventories provisions in the amount of $45,000.

Because of the continued innovation and development of our technology and products, certain raw materials or accessories can not be used in the production of new cellphone models. We therefore make full provisions for inventories for previous reporting quarters, which do not have any impact on Other Net Income until we dispose out of such inventories.

Operating expenses

Our operating expenses include sales and marketing, general and administrative expenses, research and development (“R&D”), depreciation, allowance for obsolete inventories, and allowance for doubtful accounts. For the nine months ended September 30, 2008, our operating expenses were $2,615,000. These categories of expenses are set forth in the following table, together with a comparison against the corresponding amounts from the same period in 2007:

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Sales & marketing	353	0.45%	389	0.67%	(36)	(9.25%)
General & admin	1,799	2.28%	763	1.31%	1,036	135.78%
R&D	391	0.50%	319	0.55%	72	22.57%
Depreciation	72	0.09%	113	0.19%	(41)	(36.28%)
Allowance for obsolete inventories	-	-	700	1.20%	(700)	(100.00%)
Allowance for trading deposit receivable*	-	-	1,487	2.55%	(1,487)	(100.00%)
Total	2,615	3.32%	3,771	6.46%	(1,156)	(30.65%)

* For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

For the three months ended September 30, 2008, our operating expenses were $629,000. The following table provides a breakdown of operating expenses for that period, together with a comparison against the corresponding amounts from the same period in 2007:

	Three months ended September 30, 2008		Three months ended September 30, 2007		Comparison
	$’000	$% of revenue	$’000	% of revenue	$’000%
Sales & marketing	128	0.44%	142	0.64%	(14)	(9.86%)
General & admin	228	0.78%	184	0.83%	44	23.91%
R&D	250	0.85%	23	0.10%	227	986.96%
Depreciation	23	0.08%	26	0.12%	(3)	(11.54%)
Allowance for obsolete inventories	-	-	108	0.49%	(108)	(100.00%)
Allowance for trading deposit receivable*	-	-	78	0.35%	(78)	(100.00%)
Total	629	2.15%	561	2.54%	68	12.12%

* For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel and transportation costs. For the nine months ended September 30, 2008, sales and marketing expenses were $353,000, or 0.45% of revenues, representing a 9.25% decrease compared with the numbers for the corresponding period in 2007. For the three months ended September 30, 2008, sales and marketing expenses were $128,000, or 0.44% of revenues, representing a 9.86% decrease compared with the numbers for the corresponding period in 2007. The decrease was mainly caused by the Company’s reduction of after-sale expenditures since OEM factories have taken over responsibility of after-sale maintenance.

R&D expenses

Our R&D expenses were $391,000 or 0.50% of total revenues for the nine months ended September 30, 2008 which represents an increase of $72,000, or 22.57%, as compared with $319,000 and 0.55% of total revenues in the same period of 2007. For the three months ended September 30, 2008, R&D expenses were $250,000, or 0.85% of revenues, representing a 986.96% increase compared with the numbers for the corresponding period in 2007. The significant increase in R&D expenses was because the Company started to invest in R&D of 3G products. With the commercialization of 3G products, the Company is expecting to launch its own 3G products into the market once it is fully opened.

General and administrative expenses

General and administrative expenses primarily consists of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the nine months ended September 30, 2008, total general and administrative expenses were $1,799,000, or 2.33% of total revenues, representing an increase of $1,036,000 or 135.78% as compared to $763,000, or 1.31% of the total revenues for the corresponding period of 2007. For the three months ended September 30, 2008, total general and administrative expenses were $228,000, or 0.78% of total revenues, representing an increase of 23.91% as compared to $184,000, or 0.83%, of the total revenues for the corresponding period of 2007. The sharp increase in general and administrative expenses was primarily a result of the Company granting employees stock options in the second quarter of 2008.

As discussed herein, general and administrative expenses excludes allowance for trading deposits receivable to reflect the actual operation expenses that occurred for the reporting period.

Gross Profit and Gross Profit Margin

Gross profit for the nine months ended September 30, 2008, was $10,551,000, and gross profit margin for the period was 13.38%, representing a decrease of 5.15% from the gross margin of 18.53% for the same period of 2007.

For the three months ended September 30, 2008, gross profit was $4,167,000, and gross profit margin for the period was 14.25%, representing a decrease of 3.81% as compared to 18.06% for the same period of 2007

The change in gross profit margin is attributable to:

1.	Intensified competition in the domestic market and a decline in the gross margin of products sold during the period.

When competing with foreign brands in the domestic market, domestic brands usually focus on sales of low-priced products as a strategy to increase their market presence and secure originally-owned distribution to create conditions for future development.

2.	The pending structural adjustment of Chinese telecomm operators.

For the three quarters ended September 30, 2008, we received no high-margin customized orders from the telecomm operators sector. The sector is so focused on restructuring that we received from them only a small order for ultra low-end CDMA cell phones from the subsidiary company of China Telecom. The gross margin for these phones was very thin.

Net income

For the nine months ended September 30, 2008, our net income was $6,348,000, representing a net profit margin of 8.05%. This is an increase of $1,082,000, or 20.55%, as compared to the $5,266,000, representing a net profit margin of 9.02%, earned in the same period of 2007.

For the three months ended September 30, 2008, our net income was $2,925,000 or a net profit margin of 10.00%. This is an increase of $355,000, or 13.81%, as compared to net income of $2,570,000, representing a net profit margin of 11.66%, earned in the same period of 2007.

LIQUIDITY AND SOURCES OF CAPITAL

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of September 30, 2008, we had current assets of $89,107,000. Current assets are mainly comprised of accounts receivable of $78,743,000, trade deposits paid of $6,353,000, cash and cash equivalents of $924,000, and other current assets of $1,831,000 and pledged deposit of $1,256,000.

As of September 30, 2008, our current liabilities were $46,911,000 and included accounts payable of $20,048,000, trade deposits received of $1,908,000, short-term loans of $9,313,000, current portion of mortgage loan of $23,000, accrued expenses and other accrued liabilities of $10,681,000, tax payables of $4,395,000, provision for warranty of $85,000 and amounts due to directors of $458,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days. As of September 30, 2008, our accounts receivable had increased by $21,000,000 to $78,743,000, as compared to $57,743,000 on December 31, 2007. The increase in accounts receivable were mainly due to these factors; the Company’s sales increase led to an increase in accounts receivable; the distributors' business expansion led to a reduction in their liquidity. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have asked the third-party surety company to guarantee the accounts receivable due from this major distributor. For additional information, please see the Company’s Current Report on Form 8-K dated August 20, 2008.

As of September 30, 2008, our trade deposits paid were $6,353,000, which represented an increase of $5,514,000 as compared with $839,000 as of December 31, 2007. The increase was due to a larger portion of trade deposits paid and to early payments that went to suppliers to seek lower prices on materials or products from them. These prepayments were increased in order to arrange for timely delivery of goods and ensure our market share.

As of September 30, 2008, our other current assets were $1,831,000, which represented a decrease of $2,365,000, as compared to $4,196,000 as of December 31, 2007. The “other current assets” are mainly composed of prepaid deposits to acquire a manufacturing facility in the amount of $1,688,000. The decrease of other current assets was mainly attributable to the recovery of partial prepaid deposits after we withdrew from a previous Letter of Intent to acquire the manufacturing facility.

As of September 30, 2008, we had pledged deposits of $1,256,000 for the loan from Beijing Rural Commercial Bank. Because of differences in currency exchange rates, it has increased $50,000 as compared to $1,206,000 as of December 30, 2007.

As of September 30, 2008, our accounts payable were $20,048,000, which represents an increase of $9,194,000, or 84.71%, as compared to $10,854,000 as of December 31, 2007. This increase was primarily due to our decision to pay a large portion of funds to our suppliers only after we had received the goods from them.

As of September 30, 2008, accrued expenses and liabilities were $10,681,000, representing a increase of $2,633,000 or 32.72%, compared to figures as of December 31, 2007. The increase was due to an outstanding tax of $8,945,000 caused by the time difference between USGAAP and PRCGAAP while determining the value-added tax (“VAT”).

As of September 30, 2008, our provision for warranty was $85,000, representing a decrease of $38,000 as compared to $123,000 as of December 31, 2007. As discussed above, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of September 30, 2008, tax payable was $4,395,000, representing an increase of $1,348,000 or 44.2%, compared to the number as of December 31, 2007. The increase was mainly due to provision of PRC income tax at the rate of 12%.

As of September 30, 2008, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). Our Company operations are mainly denominated in RMB. During the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the appreciation of the RMB against USD did not create currency exchange risk for the Company because we had few USD in stock.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

As of September 30, 2008, we had cash and cash equivalents of $924,000. This represented a decrease of $2,004,000 when compared with $2,928,000 as of December 31, 2007. This decrease is primarily due to two major reasons: (1) the significant increase in accounts receivable, as discussed above; and (2) the Company increased its business expansion during the period.

As of September 30, 2008, our aggregate short term loans were $9,313,000, which were comprised of $2,563,000 from Huaxia Bank, $6,693,000 from Beijing Rural Bank, and $57,000 from non-financial institution Dingxin Chuangzhi Asset Management Co., Ltd. There was a change of RMB1,600,000 ($228,000) in the aggregate amount of short term loans if it is reflected in RMB. However, while converting to its USD equivalents, the aggregate short term loans increased by $381,000, as compared to $9,160,000 as of December 31, 2007. This increase was mainly due to the depreciation of USD against RMB.

In addition, we were issued a mortgage loan of $122,000 to purchase a company car in 2007. As of September 30, 2008, there was $23,000 outstanding and payable on this loan.

Our gearing ratio, calculated as total debts over total assets, was 52.50% as of September 30, 2008. This represents a slight increase over the 49.58% gearing ratio as of December 31, 2007.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract to serve as guarantor of a loan in the amount of RMB 120,000,000, or approximately $17,089,000, to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases between June 20, 2006 and June 16, 2010. Under the guarantee contract, we shall perform all obligations of CECT-Chinacom under the Loan Contract if CECT-Chinacom fails to perform its obligations as set forth in the Loan Contract. Failing to perform could include, but is not limited to, the following: ceasing production, going out of business, dissolving the business, having its business license withdrawn, or filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we had no off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarizes the Company’s contractual obligations at September 30, 2008, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$000	$000	$000	$000	$000

Operating Lease Obligations	35	35	-	-	-
Purchase Obligations	7,406	7,406	-	-	-

Total	7,441	7,441	-	-	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of September 30, 2008, were $9,256,000. The interest rate for the nine months ended September 30, 2008 was charged at 8.964% to 10.080% per annum.

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

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the balance sheet date. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting management in a timely manner to information relating to the Company required to be disclosed in this report.

During the three month period ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(a)	None.

(b)        There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended September 30, 2008.

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

DATED: November 19, 2008

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