Form 10-K/A
period 2007-12-31
Orsus Xelent Technologies Inc
filed 2008-11-21
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K/A
(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which the registrant filed with the Securities and Exchange Commission on April 3, 2008. This amendment is being filed in order to revise the disclosure of changes in internal controls over financial reporting as of July 31, 2008 to include the include the disclosure required by Item 308T(b) of Regulation S-K and to correct Exhibits 31.1 and 31.2 to the Form 10-K which inadvertently omitted certain required language. This Amendment No. 1 revises only clause (b) of Item 9A(T) of Part II and the language of the two Exhibits and does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Accordingly, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which speaks as of the date thereof), and this Amendment should be read in conjunction with such Form 10-K and the registrant’s filings made with the Securities and Commission subsequent to the date of such Form 10-K.

PART II

Item 9A(T).	Controls and Procedures.

Internal Control Over Financial Reporting

(b) Changes in Internal Control Over Financial Reporting.

During our fiscal year 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith:

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:	/S/ Wang Xin
Wang Xin Chief Executive Officer

DATED: November 21, 2008

Index to Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002