Form 10-K
period 2008-12-31
Orsus Xelent Technologies Inc
filed 2009-04-15
CIK 1297024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33456

ORSUS XELENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1198142 (I.R.S. Employer Identification No.)

29th Floor, Tower B, Chaowai MEN Office Building
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐  No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,492,560 based on the closing price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 14, 2009
Common Stock, $.001 par value per share	29,756,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1.	Business.

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” in this Annual Report are to the combined business of Orsus Xelent Technologies, Inc. and its wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

Introduction

On March 31, 2005, we completed a stock exchange transaction (“Exchange Transaction”) with the shareholders of United First International Limited, a company incorporated under the laws of Hong Kong (“UFIL”).  The Exchange Transaction was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of March 31, 2005 (“Exchange Agreement”).

Pursuant to the Exchange Agreement, we issued shares of our common stock to the shareholders of UFIL in exchange for 100% of the outstanding capital stock of UFIL and UFIL became a wholly-owned subsidiary of the Company.  We carry on our business through UFIL’s wholly owned subsidiary, Xelent.

Description of Business

Since May of 2003 we have, through the operations of Xelent, been engaged in the business of designing, manufacturing and distributing economically priced cellular phones for retail and wholesale distribution.  In February 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce in the People’s Republic of China (“PRC”) as its product trademark.  The Company is also known as “Orsus Cellular” within the industry.  In January 2007, the trademark “PROXLINK” was registered for the Company's specialized application mobile series.  Between April 2004 and the end of the third quarter of 2008, we have sold over 2.6 million mobile phones.

Our cellular phones are equipped with many cutting-edge features such as 1.8 to 2.8-inch CSTN (Color Super Twisted Nematic) and TFT (Thin Film Transistor) dual-color displays; capabilities for up to 160 minutes of video recording and up to 3 million pixel photography; Moving Picture Experts Group Audio Layer III (“MP3”), Moving Picture Experts Group Audio Layer IV (“MPEG4”) and Universal disk (“U disk”) support; dual stereo speakers; e-mail and multimedia messaging; between 40 and 64 polyphonic ring tones; slim bar-phone and flip-phone technology with ultra-thin lightweight design; and handwriting and PDA functions – all at low to moderate price points.

The Company has established an industrial design center for the purpose of developing proprietary mobile phones that will be attractive to our PRC customers.  Most of the mobile phones we design are for the Company’s exclusive sale and distribution; the remainder are developed in conjunction with outside design firms.  The long-term partners and manufacturers we employ to produce our cell-phones and accessories are the same experienced OEM plants used by global brands like Motorola, Nokia and Ericsson. Our current operations include the purchase of raw materials and spare parts, outsourcing of manufacturing and customization, oversight of production and quality control at our OEM factories, and coordination of the distribution of our products to retailers and customers. In an effort to reduce our reliance on third-party manufacturers, we plan, eventually, to acquire a factory that will give us the capacity to produce our own phones and accessories.

The market for cellular phones in the PRC for has continued to expand and we have taken advantage of that expansion with our 2.5G wireless products. As the new Third Generation (“3G”) standard matures, we anticipate producing 3G products as well.  Our 3G products will be developed based on our own research as well as the knowledge we have gained from our cooperative efforts with strategic partners in the industry.

Organizational Structure

The Company has a linear organizational structure comprised of nine separate departments that have been developed to ensure proper project management and control. The departments are:

•
Project Management Department, which is responsible for coordinating the management of cellular phone projects, exchanging concepts and ideas with our research and development team, providing weekly project reports and supervising project schedules;

•
Technology Support and Quality Control Department, which is responsible for providing technical support for our software and hardware designs, checking and auditing our industrial and mechanical designs (“ID/IM”), and assisting with tooling engineering and quality control during mass production;

•
Business Management Department, which is responsible for purchasing materials; managing supply chains; coordinating Company business; and evaluating and signing business agreements, contracts, and other documents for our business partners;

•
Planning and Finance Department, which is responsible for overall accounting matters including oversight of accounting methods and processes, managing expenses, auditing Company records, and compiling financial plans and monthly/quarterly/yearly budgets and financial statements;

•	Human Resources Department, which is responsible for managing our employment-related matters, including hiring and termination of staff;

•	Financing and Investment Department, which is responsible for overall accounting and financial matters as well as investment research and analysis;

•
Customer Service Department, which is responsible for facilities maintenance; ordering spare parts; authorized network management; after-sale data analysis and service charge fees return; operating a hotline service center and customer service training center; and providing technical support and after-sale service quality assurance systems;

•	Research & Development (“R&D”) Department, which is responsible for researching new mobile phone models and developing new technologies; and

•
Marketing Development Department, which is responsible for helping the Company to find new business partners who will act as countryside distributors, provincial dealers, and/or overseas wholesalers.  The Marketing Development Department also helps the Company’s long-term partners to establish market campaigns and business models that incorporate the Company’s products.

Market Overview and Strategic Partners

In 2006, about 35% of the population of the PRC subscribed to a mobile phone service. According to statistics issued by the PRC’s Ministry of Information Industry, by July 23, 2007, that figure had increased by almost 40 million to approximately 502 million mobile subscribers, representing about 38% of the PRC’s population.  Nokia, currently the industry’s most competitive mobile manufacturer and supplier, has estimated that there will be about 630 million mobile phone service subscribers in the PRC by 2010.

According to In-Stat, 165 million multimedia phones will be sold in the PRC by 2011, representing a market penetration rate of 81%.  Around 70% of the current owners of music phones and camera phones in the PRC express strong interest in more high-end equipment. And, because PRC mobile users show a strong preference for combined MP3 players/mobile phones, phone makers targeting PRC customers are likely to focus on producing these types of phones in the future.

Despite these projections, data from 2008 captured in the charts below show that development of the cellular phones industry in the PRC has been slowing since June 2008.  This is probably the result of the global economic downturn as well as restructuring among the Chinese telecom carriers during this period.

(Data in thousands:)

Size	Jan.08	Feb.08	Mar.08	Apr.08	May.08	Jun.08	Jul.08	Aug.08	Sep.08	Oct.08	Nov.08	Dec.08	Growth	YTD08
Total	14,850	15,226	15,117	13,293	15,523	13,223	13,144	13,514	13,509	13,905	11,015	11,188	1.60%	163,508
GSM	14,146	14,616	14,494	12,744	15,011	12,778	12,767	13,183	13,257	13,634	10,605	10,470	-1.30%	157,706
CDMA	705	611	622	549	512	445	377	331	252	271	409	718	75.40%	5,802

Source: SINO Market Research

On February 26, 2006, the TD-SCDMA technology standard was officially announced as the Third Generation (“3G”) standard in the PRC.  However, sales of 3G products have not developed as rapidly as was generally anticipated (it was thought that 3G network construction and issuance of 3G licenses would be approved by the end of 2006) and telecom operators are having to keep trying to promote the 3G network’s commercial utility.  In the meantime, the Company has started developing our own 3G cellular phone products based on our existing technologies as well as resources we have as a result of our cooperation with 3G solution and chips providers.  We are working towards obtaining 3G manufacturing licenses from the PRC government and are planning to join the TD-SCDMA Industry League.

Our relationships with strategic partners including CEC Mobile Co., Ltd. (“CECM”), Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), and CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) have helped us increase our share of the cellular phone market in the PRC.  CECM manufactures our cellular phone products and also resells our products to its provincial and national sales distributors and dealers through its own sales network, thereby expanding our avenues for distribution. XWSD, another one of our major agents, sells our cellular phones to provincial distributors, city distributors, and dealers.

In May 2007, we signed an agreement with Unicom Huasheng Telecommunications Technology Co., Ltd. (“Unicom Huasheng”), a wholly-owned subsidiary of China United Network Communications Corporation Limited (“China Unicom”), to sell 50,000 units of Proxlink X180 to Unicom Huasheng.  In July 2007, we signed an agreement with Shanghai Yuede Computer Networking Engineering Co., Ltd. (“SYCN”), a professional designer and developer of computer software and application systems. SYCN works with the Shanghai Baoshan Municipal Administration Inspection Bureau and, under the agreement, will develop and launch a municipal networking management inspection system through which law executors will use Proxlink X180 as their wireless operations terminal.  The agreement with SYCN provides the Company with an important new application software development partner and may eventually lead the municipal networking management systems of other cities in the PRC to use Proxlink X180 as well.  An agreement was also signed with Beijing Enxiang Networking Engineering Company (“BENE”). BENE provides whole-network service to two of the dominant PRC telecommunications operators, China Mobile and China Unicom.  Cooperating with BENE should win the Company more support from these operators and also build its recognition among the operators’ specialized users.

The Company has maintained robust increases in sales since the launch of our first mobile phones in April 2004.  The designs of our mobile phones continue to reflect our consideration and understanding of the habits and tastes of our customers in the PRC.  For instance, our products incorporate features that are popular in the PRC such as overlapped dual screens, powerful color messaging, and photography capabilities.  The Company’s products are, and have always been, low and moderately priced, but of high quality. On November 23, 2004, the premier consulting firm, CCIDNET Information Technology Co., Ltd. granted the “2004 Prize for the Most Potential Wireless Terminal” to the Company’s mobile phone model OS70 during its Annual Exhibition in the PRC. At the same exhibition, our M62 model was awarded the “2004 Prize for the Most Fashionable Wireless Terminal” in the high performance category. These awards are evidence of public and industry appreciation and acceptance of the Company’s mobile phones.

Building on our success in 2004, the Company began to focus on our R&D efforts and expand our sales channels.  In 2005, the Company added various multimedia features to our products in response to changes in consumer preferences; the multimedia phones showed strong sales.  We also developed super-thin mobile phones which sold even more successfully than our multimedia phones. We positioned ourselves well for the introduction of “smart mobile” phones in 2007, partly because of a Letter of Intent for mobile subscriptions that we executed with Unicom Huasheng, a wholly-owned subsidiary of China Unicom.  In 2008, we successfully launched products that are adaptable to China Mobile Media Broadcasting (“CMMB”). In 2009, we will continue to develop our product sales channels, cooperate with domestic mobile operators, and focus our efforts on technology for business functions such as embedded Global Positioning Systems (“GPS”), PUSH Mail, and products related to information safety.

Description of Products and Services

Since 2007, Xelent has developed and launched nearly 30 cellular phone models.  We outsource the manufacturing of our products to unaffiliated third parties. Once our products are manufactured, they are delivered to a network of unaffiliated national sales distributors (see Description of Current Business - Market Overview and Strategic Partners) and dealers who, in turn, distribute our products to provincial sales distributors and dealers who distribute our products to retailers throughout the PRC.

The Company established itself in the PRC mobile phone market with the introduction of the first wristphone that combined wrist watch and mobile phone. Then, in response to a rapid increase in demand for color screen mobile products in the PRC, we produced single color dual screen mobiles (models F16 and F18), and a dual screen multi-color screen mobile (model FG25).  In response to customer preferences, we also equipped models F16 and F18 with cameras, laying the foundation for our R&D on camera and video functions and the introduction of many models of 300,000 pixel camera mobile products, including models FG830, FG850, OS83, OS85, OS70, OS86 and M851. We also met consumer demand with our launch of the 1M camera mobiles, models OSM62 and OSM72, which reflected a simple design style with multiple functions. We followed these early successes with many more models of multimedia mobiles, such as K600, X188 and D8120.  In 2007 we launched our X180 mobile information terminals to meet the market’s demand for information office products, providing swift and convenient mobile terminal products for industrial application and specific customers, such as China Unicom.  In addition to the products listed above, we have also developed many models of GSM/GPRS mobiles, including models N3200 and H8801.  In 2008, DX5030, DX7020 and DX6018 ranked as our best selling models for 2008, contributing 18.95%, 10.88%, and 9.63%, respectively, to our total sales revenue of $107,827,000 for the year.

To meet changing market demands, we will continue to introduce economically-priced, high performance products that reflect our advantages in appearance, design, and functional development and will continue to strengthen our competitiveness in the domestic PRC mobile sector.

Research and Development (R&D)

Our R&D Department is responsible for researching new products and securing new technologies.  It has made significant contributions to the Company's ability to adapt our overall strategies and operations to market demand, sustain advanced product development, and, most importantly, enhance the technical strength that lies at the core of the Company’s competitiveness in the market. Most of our patented models and samples are developed exclusively by our R&D Department. Some of our most innovative products include the first telecommunications terminal to fully support the CDMA2000-1X protocol; the first wrist watch style wireless mobile phone; the first mobile phone made in China using three-color OLED organic EL secondary display with TFT main display; the first mobile phone made in China supporting four frequencies (850/900/1800/1900MHz); the first mobile phone made in China with 64 polyphonic melodies; the first mobile phone supporting a USB interface and 16M flash U-disk (NAND-FLASH); and the first mobile phone made in China with an internal 300K camera, Ultra-red, EMS, MMS, JAVA and USB.  At the Annual Conference on Network Application Technology held by CCID in Beijing in November 2004, our Model M62 received the Most Fashionable Cell Phone of 2004 award and our Model OS70 won the Best Potential of 2004 award.

While 3G technology is becoming more mainstream in the PRC, we anticipate developing our own 3G cellular phones based on Company R&D efforts as well as cooperative development efforts with our strategic industry partners.  We plan to develop products that will operate with the TD-SCDMA and WCDMA standards and have established a technology development team that includes members of our product planning division, project management division and industrial design center. Our product planning division is responsible for constructing our medium-term strategic plans and setting up schedules for our research and development projects. Our project management division administers our R&D efforts, oversees manufacturing and quality control of our products, and monitors costs, including human resources costs. Our industrial design center is responsible for evaluating design plans provided by the R&D Department or by third party industrial design companies, confirming model configurations and supervising module production and quality.

Additionally, we have continued to negotiate with several parties to prepare for the launch of 3G services in the PRC next year.  These parties include foreign 3G technology providers such as Spreadtrum Communication (Shanghai) Inc. (“SCI”), and several 3G chipset and solution providers.  Our strategic partners, such as SCI, develop 2.5G and 3G integrated circuits and provide 2.5G GPRS and 3G TD-SCDMA chipset and software development platforms and solutions.  The Company believes our negotiations with these 3G technology providers and our cooperation with other companies on future R&D projects will help facilitate our entry into the 3G wireless market.

We also have agreements to cooperate with professional design houses such as Shanghai Huntel Technology Limited and Tranzda Wireless, with whom we work mainly on the design of MMI (“U2”), software and hardware testing, China Type Approval (“CTA”) certification, acquisition and phone main board updating, and software adaptability testing.  We are also working with partners such as Dalian Daxian Telecom Co., Ltd. on matters related to industrial and mechanical design, including the layout of cellular phone main boards.  Whenever possible, we use and lease the instruments and equipment of other professional design houses rather than purchasing it ourselves. In the area of software compiling, testing, and updating, we utilize data cables and computers installed with professional software in a testing environment. All the computers and data cables are owned by Xelent.

In general, Chinese cellphone manufacturers mainly conduct their research and development based on existing chip functions, a fact which is reflected in the forms of applications chosen and interface-level development. Both application-level and interface-level development are categorized as development of adaptability systems — only protocol stack and source procedure development is recognized as software development. Therefore, there is no exclusive right or limited use of any such systems for these manufacturers, including the Company.

Competition

The Company faces substantial competition from other wireless phone manufacturers such as Nokia, Samsung, and Motorola, who, together, controlled more than half of the PRC cellular market in 2008.  In addition, we face competition from the domestic cellular phone producers Tianyu, Lenovo, and Gionee, who controlled 3.9%, 3.2% and 2.4%, respectively, of the cellular market in the PRC in 2008.

In addition to trying to increase inventory sales and turnover, the Company will continue to pursue its two-year growth strategy, which we believe will result in sound increases in profits and revenues.  We also want to launch our own 3G products as soon as possible in order to offer products that meet consumer demands before our competitors.  Because the 3G market is virtually wide open and other companies have not yet developed many 3G products, once we develop our own 3G phones, we anticipate being able to secure our share of the market.

Government Regulation

There are limited government regulations that have material effects or create restrictions on Xelent; neither are there judicial orders, writs, judgments, injunctions, decrees, determinations or binding awards against Xelent.  One exception is that cellular manufacturers in the PRC are responsible for repair, replacement and return of cellular phone to customers within the warranty period in accordance with certain PRC rules and regulation.

The PRC’s cellular phone industry is one of the most advanced in the world.  It has a huge customer base and an established network of manufacturers, distributors, and service providers.  The PRC government does not promulgate policies that obstruct entry into the market or regulate it heavily.  We expect this relatively free market situation to continue and do not expect government policies to adversely impact the development of our industry.

Intellectual Property and Proprietary Rights

Xelent has been approved to use “”as a registered trademark and the China Trademark Agency has distributed a “Notification of Acceptance” of the trademark with serial number ZC3878232SL. Xelent has also applied to use “Proxlink” as a trademark and the Company expects that Proxlink will become a registered trademark following the customary two year waiting period, as verified by the China Trademark Agency.

In accordance with the governing laws and regulations of the PRC, we utilize the intellectual property of our strategic partners pursuant to our contracts and agreements with these partners.

Employees

We have approximately 56 employees. Of the 56 employees, six people serve in management related capacities. The remaining employees are in nine departments: the Project Management Department employs three people, the Technology Support and Quality Control Department employs four people, the Business Management Department employs two people, the Planning and Finance Department employs five people, the Human Resources Department employs eight people, the Financing and Investment Department employs two people, the Customer Service Department employs nineteen people, the R&D Department employs three people, and the Marketing Development Department employs four people.

We believe the Company has a good relationship with our employees and there are no collective bargaining arrangements in place.

Item 1A.	Risk Factors.

You should carefully consider the following risks and the other information set forth elsewhere in this Current Report.  If any of these risks occur, our business, financial condition and results of operations could be adversely affected.  As a result, the trading price of our common stock could decline, perhaps significantly.

RISKS RELATED TO OUR BUSINESS

Loss of significant or major customers could hurt our business by reducing our revenues and profitability.

Our success depends substantially upon retaining our major clients. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future.  For the twelve months ended December 31, 2008, we had one major customer:  Beijing Xingwang Shidai Tech & Trading Co., Ltd., which was responsible for over 86.72% of our revenues. We have developed and enhanced our relationship and positioned ourselves for long-term cooperation with them by taking the following steps:

•	assisting the company in coordinating its sales channels and carriers;

•	ensuring that the company received high performance products at the specified prices; and

•	responding to feedback from the company’s customers regarding our products by adjusting our product lines to better suit their customers’ needs.

Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

The industry in which we compete is highly competitive, fragmented, and driven by consumer preferences for quickly-evolving technologies. Our competitors include both international brands like Nokia, Motorola, and Samsung, and domestic brands like Lenovo, Bird, Amoi, Changhong and Gionee, among others.  We believe competitors in the cell phone industry compete on the following main factors: effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation.  We expect competition to intensify in the future due to the increased number of competitors and other factors discussed below. Other companies, foreign and/or domestic, may also enter the PRC market with better products or services, greater financial and human resources and/or greater brand recognition than our Company. Competitors will also continue to improve and expand their current product lines and introduce new products to market.  We can make no assurances that we will be able to compete effectively or that we will have the resources needed for the technical innovation, business development, advertising and marketing that are necessary to compete effectively and build awareness of our brand. Staying competitive will require substantial human and capital resources from the Company.  We may also have to continue to rely on strategic partnerships for critical branding and relationship leverage; there is no guarantee these partnerships will prove sufficient. We cannot assure that the Company will have enough resources to make these investments or that we will be able to achieve the technological advances necessary to remain competitive.  Increased competition may result in price reductions, lower gross margins, and/or loss of market share.  Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

We depend on key personnel for the success of our business. Our business may be severely disrupted if we lose the services of our key executives or employees or fail to add new senior and mid-level managers to our management team.

Our future success depends heavily on the continued service of our key executives. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives or employees is unwilling or unable to continue in their present positions, it may be difficult to replace them, and our business may be severely disrupted. In addition, if any of our key executives or employees joins one of our competitors or forms a competing company, we could lose customers and/or suppliers and incur additional expenses to recruit and train replacement personnel.  Each of our executive officers has entered into an employment agreement with us.

We also rely on a number of key technology staff to operate our Company. Given the competitive nature of our industry, the risk of key technology staff leaving our Company is fairly high and could disrupt our operations.

We rely on a third party production center.

We use a third party production center to manufacture our products. Should we be required to use a different production center, our costs could be negatively affected.

The acquisition of a manufacturing facility is costly and such acquisition may not enhance our financial condition.

The process of identifying and consummating the acquisition of our own manufacturing facility could require substantial amounts of cash, which may require issuing new securities, thereby diluting the interests of existing stockholders.  Acquiring a manufacturing facility could also expose the Company to potential liabilities, some of which may not be disclosed by the seller.  In addition, even if we are successful in acquiring a manufacturing facility, there are no assurances that owning it will enhance our future financial condition.  And, to the extent that the business acquired does not remain competitive, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

Any acquisitions we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We plan to review opportunities to buy other businesses or technologies that would compliment our current products, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we may issue stock, thereby diluting existing stockholders’ percentage of ownership in the Company; incur substantial debt; or assume contingent liabilities.

Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including:

•	problems integrating the purchased operations, technologies, products, or services with our own;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees and customers of purchased organizations;

•	increased costs and efforts required for compliance with Section 404 of the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-downs of assets acquired in future acquisitions.

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

We will need to increase investment in our technological infrastructure, facilities, and other areas of operations, especially in the area of product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services and, in turn, our customer support, could deteriorate and cause our business may suffer. Our future success will depend on, among other things, our ability to:

•	continue to develop technologies that attract PRC consumers;

•
continue to train, motivate, and retain our existing employees and attract and integrate new employees, including our senior managers, most of whom have been with the Company for less than three years;

•	develop and improve our operational, financial, accounting and other internal systems and controls, and

•	maintain adequate controls and procedures to ensure that our periodic public disclosures under applicable laws, including U.S. securities laws, are complete and accurate.

Unless we are able to take advantage of technological developments on a timely basis, we may experience a decline in a demand for our services or may be unable to implement our business strategy.

Our industry is experiencing rapid change as new technologies are developed that offer consumers an ever-expanding number of ways to meet their communications needs. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing products, and introduce new products that address our customers’ changing demands. If we are unable to continue developing products that compare favorably to the products of our competitors in terms of technology either on a timely basis and/or at acceptable costs, we could lose customers to our competitors. Technological advances including the introduction of new products, new designs, or new manufacturing techniques could render our inventory obsolete or shift demand into areas in which we are not currently engaged. If we fail to adapt to these types of changing conditions in a timely and efficient manner, our revenues and profits would likely decline. To remain competitive, we must continue to incur significant expenses for product development, equipment, and facilities, and other capital investments. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following: research and development required to update existing and potential products; additional engineering and other technical personnel; advanced design, production and test equipment; manufacturing services that meet changing customer needs; and technological changes in manufacturing processes. Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably to those of our competitors in terms of time to market, cost, performance, design, and quality of manufacturing.  Should our production costs increase, failure to increase our net sales in a way sufficient to offset these cost increases would reduce our profitability.

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

To succeed, we must continually improve our current products and develop and introduce new or enhanced products that adequately address the requirements of our customers and are competitive in terms of functionality, performance, quality, and price. We are currently developing new 3G products, however, our research and development efforts may not lead to any new or enhanced products or generate sufficient market share to justify commercialization.  3G is a new and evolving technology and we may not be able to recoup our research and development costs and expenses or may not be able to serve our customers’ 3G needs, leading customers to purchase competitors’ products instead of our own.

Changes in industry standards and technologies, customer preferences and government regulation could limit our ability to sell our products.

The mobile phone market is characterized by changing consumer demands for cellular telephone functions and applications, rapid product obsolescence and price erosion, intense competition, evolving industry standards, and wide fluctuations in product supply and demand. These factors require us to continuously develop new products and enhance our existing products to stay competitive.  In order to encourage widespread market adoption of 2G, 2.5G, 2.75G and 3G technologies, efforts have been made to develop industry standards, and we have designed our products to comply with these standards. Changes in industry standards, or the development of new industry standards, may make our existing products obsolete or negate the cost advantages we believe we have in our products.

Our business, operating results, financial condition, and cash flows could be adversely affected by declining demand for our existing products; the introduction of products and technologies by our competitors that serve as replacements, substitutes, or improvements over our existing products; technological innovations or new standards that our existing products do not address; or an inability to release enhanced versions of our existing products on a timely basis. We have begun to offer products based on the 3G standard promoted by the PRC government, and are focusing a significant portion of our product design and sales and marketing efforts on products that comply with this standard.  We also are devoting significant resources to the development of solutions that will support either the 2.5G or 2.75G wireless standards. If the wireless standards for which we are developing products are not widely adopted by the market, we may not be able to sell these 2.5G and 2.75G-oriented products and our revenue could decline. Because it is not practicable to develop products that comply with all of the current standards and standards that may be adopted in the future, our ability to compete effectively will depend on our success at selecting the industry standards that will be widely adopted by the market and designing our products to support those standards. We may be required to devote significant expenses to redesigning our products in order to address relevant standards. We may not have the financial resources to fund future innovations. If our products do not meet relevant industry standards that are widely adopted for a significant period of time, our revenue would decline, adversely affecting our operating results, and future prospects.

If the PRC’s wireless communication sector does not maintain its current pace of growth, or the PRC government does not issue the Company a 3G license in the near future, the profitability and future prospects of our business and our liquidity could be materially and adversely affected.

Our future success depends on the continued growth of the PRC wireless communication industry. A slowdown in the development of the wireless communication industry in the PRC or reduction in our customers’ expenditures on mobile phone products and services may reduce market demand for our products and services. Alternatively, if the PRC government or other relevant regulatory authorities fail to allow construction of new wireless communication networks, or decide to terminate, delay or suspend construction or extension of new or existing wireless communication networks, the profitability and future prospects for our business could be materially and adversely affected.

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

The market for cellular phones in the PRC has evolved rapidly over the last four years with the introduction of new products, development of consumer preferences, market entry by new competitors, and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in this market. It is extremely difficult to accurately predict consumer acceptance of and demand for both existing and potential technologies and services; neither can we know what the future size, composition, or growth of this market will be.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

We rely on the restrictions on disclosure contained in our business contracts to protect our intellectual property rights. Monitoring unauthorized use of our information services is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology and content. In the future, our management may decide to apply for copyright, trademark or trade secret protection if management determines that such protection would be beneficial and cost-effective for the Company.

From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. In addition, third parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful infringement claim and our failure or inability to develop non-infringing technology or content or to obtain a license for the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, if this situation were to arise, even if we were able to license the infringed or similar technology or content, license fees we would have to pay to licensors could be substantial or even economically unfeasible.

Our products may be subject to counterfeiting and/or imitation, which could harm our business and our competitive position.

We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or, if it does occur, that we will be able to detect it and deal with it effectively. Any counterfeiting or imitation could negatively impact our corporate and brand image. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss in revenue, or an increase in our administrative expenses due to costs associated with detection or prosecution.

We have limited business insurance coverage.

The insurance industry in the PRC is still at an early stage of development.  Insurance companies in the PRC offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations.  Therefore, any business disruption, litigation or natural disaster could result in substantial costs and diversion of Company resources.

Product defects or the failure of our products to meet specifications could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ needs, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowances for doubtful accounts as of December 31, 2008 and December 31, 2007 were adequate. However, actual write-offs may exceed the recorded allowances.

We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets.  Collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to:

•	our credit granting policies,

•	contractual provisions,

•	our customers’ and our overall credit rating as determined by various credit rating agencies,

•	industry and economic conditions, and

•	our recent operating results and our and our customers’ financial position and cash flows.

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

Our costs of production depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global supply and demand as well as other conditions. Historically, aluminum prices have been volatile and we expect such volatility to continue. These prices are driven, in part, by global demand for aluminum arising from favorable global economic conditions and strong demand in the PRC.

RISKS RELATED TO DOING BUSINESS IN THE PRC

There are substantial risks associated with doing business in the PRC; these risks are discussed below:

A downturn in the PRC economy may slow down our growth and profitability.

Growth of the PRC economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the PRC economy will be steady or that an economic downturn will not have a negative effect on our business because of a decrease in expenditures for wireless services. More specifically, increased penetration of wireless services in the less economically developed central and western provinces of the PRC will depend on those provinces achieving certain income levels so that cellular phones and related services become affordable to a more significant portion of the population living in these areas.

Government regulation of the telecommunications industry may become more complex.

Government regulation of the telecommunications industry is highly complex.  New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our user base and limit access to our services.

Because we depend on governmental agencies for a portion of our revenue, our inability to win or renew government contracts could harm our operations and reduce our profits.

Our inability to win or renew PRC government contracts could harm our operations and reduce our profits. PRC government contracts are typically awarded through a regulated procurement process.  Some PRC government contracts are awarded to multiple competitors, causing increases in overall competition as well as pricing pressure. The competition and pricing pressure, may, in turn, require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the costs we anticipate, our ability to profit on these contracts will be negatively impacted. An additional potential risk is that contracts with the PRC government can generally be terminated or modified at the government’s convenience.

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

The uncertain legal environment in the PRC could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes where, unlike in common law systems, legal cases have little value as precedents for future disputes. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death of the principal parties to contracts, bankruptcy or criminal proceedings. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to enterprises in the PRC that are funded by foreign investors.  However, these laws, regulations and legal requirements are relatively recent are still evolving rapidly, meaning that their interpretation and enforcement involves a significant amount of uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as required business licenses.

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

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the PRC economy was more similar to that of an OECD member country. As the PRC economy is transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources by controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. While these measures may benefit the overall PRC economy, they may also have a negative effect on our business, especially if such measures create an unfriendly environment for businesses in the technology sector of the economy.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because almost all of our future revenues may be in the form of Renminbi (“RMB”), any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

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

50.41% or 15,000,000 shares of our common stock are held by three stockholders, including 30.25% held by our executive officers and directors as a group. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

The following is relevant information on our offices:

Address	Office / Production	Process / Lease		Monthly Rental (rmb)	Monthly Rental (usd)	Lease period
No. 2, Unit 1, Building 2,Guanhaixi Plaza, Chuangye Road, Nanshan Dist., Shenzhen	Office	Lease		5,500.00	790	09/19/07 to 02/19/08	(3)
Room 1403A, Dongnan Rongchao Business Center, Street Corner between Jingtian Road and Fuzhong Road, Futai Dist., Shenzhen	Office	Lease		25,520.00	3,666	06/01/08 to 05/31/09
12th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Dist., Beijing	Office	Lease		50,000.00	7,182	01/08 to 12/08	(4)
29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Dist., Beijing	Office	Lease		30,0000.00	4,309	01/09 to 12/09
No.185, Xinda Road, Hebei Dist., Tianjin	Office	—	(1)	—	—	—
No. 1, Fuyou Street, Airport Huoyun Road, Shunyi Dist., Beijing	Office	—	(2)	—	—	—
Room 1502, Jubilee Centre, 18 Fenwick Street, 46 Gloucester Road, Wanchai, Hong Kong	Office	Lease		19,500(HKD)	2,504	9/5/07 to 9/30/08	(5)
Room1401, 14/F, Hong Kong And Macau Building, 156-157 Connaught Road Central, Hong Kong	Office	Lease		2,000 (HKD)	257	10/01/08 to 12/31/09

(1)	Our Tianjin office is located in the CECM factory. The office is provided by CECM free of charge to the Company.

(2)	These two offices are provided by Beijing Xin Ganxian Logistic Company free of charge to the Company.

(3)	The Company moved from its office from this space into the office space at Room 1403A, Dongnan Rongchao Business Center, Street Corner between Jingtian Road and Fuzhong Road, Futai Dist., Shenzhen.

(4)	The Company moved from its office from this space into the office space at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Dist., Beijing

(5)	The Company moved from this space into the office space at Room1401, 14/F, Hong Kong And Macau Building, 156-157 Connaught Road Central, Hong Kong.

Item 3.	Legal Proceedings

We are party to certain litigation/arbitration related to amounts payable to suppliers for goods with which the Company was not satisfied as to quality and timing of delivery.  However, the amounts  in question are not substantial enough that such litigation/arbitration are material to the Company or would have a material adverse effect on our business.  Furthermore, we expect to be able to negotiate resolutions to these issues.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on December 30, 2008. At the Annual Meeting, (i) each of our six nominees was elected to serve as a Company director until the next Annual Meeting of Stockholders, and (ii) the appointment by the Company’s Board of Directors of PKF Hong Kong Certified Public Accountants as the Company’s independent registered public accountants for fiscal year 2008 (the 2008 Independent Auditors Ratification) was ratified by the stockholders. The election results are as follows:

The voting results for the election of Directors were as follows:

Nominated Person	Votes For
Wang Xin	25,366,997
Liu Yu	25,366,997
Naizhong Che	25,366,997
Peng Wang	25,366,997
Zhixiang Zhang	25,366,997
Gao Jian	25,366,997

No stockholders withheld their vote.
No other person received any votes.

The voting results for the ratification of the 2008 Independent Auditors were as follows:

Votes received
For	25,368,298
Against	339,725
Abstain	316,130

Although ratification of the Board’s appointment of the Company’s independent public accountants by stockholders is not required by our bylaws or otherwise, the Board of Directors submitted the selection of PKF Certified Public Accountants (“PKF”) to our stockholders for ratification as a matter of good corporate practice. Prior to ratification of the appointment by stockholders, the Board’s Audit Committee had selected and appointed PKF as the Company’s independent registered public accountants for the fiscal year ended December 31, 2008.

The Board’s Audit Committee chose PKF after Mazars CPA Limited, the Company’s independent auditors since June 29, 2007, resigned on October 17, 2008.  The Audit Committee approved the resignation of Mazars CPA Limited, which was effective as of October 21, 2008.  For additional information, please review the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 22, 2008 and “Changes in and Disagreements with Accountants.”

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Company common stock has been listed on the American Stock Exchange (“AMEX”)  under the ticker symbol “ORS” since May 10, 2007.  The following table sets forth the quarterly average high and low sales prices per share for our common stock during the fiscal years ended December 31, 2007 and December 31, 2008:

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2007
First Quarter	$4.10	$2.55
Second Quarter	$5.60	$3.05
Third Quarter	$4.05	$2.00
Fourth Quarter	$7.90	$2.25

December 31, 2008
First Quarter	$2.57	$1.10
Second Quarter	$3.30	$1.25
Third Quarter	$1.69	$0.51
Fourth Quarter	$0.66	$0.22

The source of this data is Bloomberg Profession Services.  The data does not reflect inter-dealer prices and the quotations are without retail mark-ups, mark-downs or commissions, may not represent actual transactions, and have not been adjusted for stock dividends or splits.

Holders.

As of March 24, 2009, we had approximately 1,300 stockholders of our common stock of record, and our common stock had a closing price of $0.34 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2008, options to purchase 614,000 shares of common stock at an exercise price of $2.26 (the close price on the grant date, April 2, 2008) were issued under the Company’s 2007 Omnibus Long-Term Incentive Plan.  As of April 14, 2009, none of the grantees has exercised these stock options.  There are no other warrants or options outstanding.

Preferred Stock.

Our corporate charter permits the Company to issue up to 100 million shares of preferred stock from time to time, as determined by resolutions of our Board of Directors.  The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, even though the Company is acting in accordance with our corporate charter and bylaws.  In certain circumstances, the issuance of preferred stock could depress the market price of the Company’s common stock.

As of April 14, 2009, there are no shares of preferred stock outstanding.

Dividends and Related Policy.

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future and the Company intends to retain future earnings, if any, to finance the expansion of our business.  The decision whether to pay cash dividends on our common stock will be made at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers significant.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2008,

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	614,000	(1)	2.26	(1)	3,886,000
Equity compensation plans not approved by security holders	None		None		None
Total					3,886,000

(1)
As of December 31, 2008, options to purchase 614,000 shares of common stock at an exercise price of $2.26, the close price on the grant date, April 2, 2008, were issued under the 2007 Omnibus Long-Term Incentive Plan.  As of April 14, 2009, none of the grantees has executed these stock options.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the year ended December 31, 2008. This selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)

Revenues	$107,827	$89,923	$68,108	$28,705	$70,822

Operating Expenses	96,461	78,368	60,102	25,711	62,164

Other Income – Interest, net	2,785	765	75	544	64

Net Income	11,296	9,683	6,718	3,492	8,699

Weighted Average Common Shares Outstanding (Basic and diluted)	29,756	29,756	29,756	29,756	29,756

Net Income Per Common Share – Basic and Diluted	0.38	0.33	0.23	0.12	0.29

Consolidated Balance Sheets	As of December 31,
	2008	2007	2006	2005	2004
		(in thousands)

Current Assets	$93,765	$66,916	$45,567	$30,230	$28,243

Total Assets	94,006	67,234	45,887	31,011	29,021

Current Liabilities	45,605	33,332	23,604	16,072	17,923

Total Liabilities	45,605	33,337	23,604	16,072	17,923

Total Stockholders’ Equity	48,401	33,897	22,283	14,939	11,098

Item 7.	Management Discussion and Analysis of Financial Conditions and Results of Operations

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

OVERVIEW

The Company was organized under the laws of the State of Delaware in May 2004 under the name “Universal Flirts Corp.” On June 1, 2004, the Company acquired all the issued and outstanding shares of Universal Flirts, Inc., a New York corporation, from its sole shareholder, Darrel Lerner, in consideration for the issuance of 8,500,000 shares of the Company’s common stock to Mr. Lerner pursuant to a stock exchange agreement between Universal Flirts Inc. and the Company. Pursuant to the stock exchange transaction, Universal Flirts Inc. became a wholly-owned subsidiary of the Company.

Pursuant to a Stock Transfer Agreement dated March 29, 2005, the Company transferred all of the common stock of Universal Flirts, Inc. to Mr. Darrell Lerner in exchange for the cancellation of 28,200,000 shares of the Company’s common stock. Immediately following the cancellation, the Company had 14,756,000 shares of its common stock outstanding.

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited (“UFIL”), a company incorporated under the laws of Hong Kong. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Securities Exchange Agreement dated as of March 31, 2005 (“Exchange Agreement”). In connection with its acquisition of UFIL, the Company authorized a 4-1 forward split of its common stock.

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, par value $0.001 per share, to the stockholders of UFIL, representing approximately 50.41% of the Company’s issued and outstanding common stock, in exchange for the 20,000,000 outstanding shares of UFIL and a cash payment of $50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding. Pursuant to this exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company’s business operations are now conducted through UFIL’s wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc.

In July, 2005, a wholly owned subsidiary of Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated under the laws of Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People’s Republic of China (“PRC”).

The business operations of UFIL are conducted through its wholly-owned subsidiary, Xelent, also known as “Orsus Cellular” within the cellular phone industry. Xelent sells its handsets and total solutions, including economically priced and fully-loaded cell phones for both Global System for Mobile communications (“GSM”) and Code Division Multiple Access (“CDMA”) platforms, to a diverse base of customers and dealers, such as ordinary users, tailored operators, and specialized users from all fields of business and government. Most of our mobile phone models are either designed by us for both our exclusive distribution and joint sales under established co-brands, or developed in conjunction with outside design firms. In February 2004, Xelent registered “ORSUS” with the PRC State Administration for Industry and Commerce as its product trademark.

Many of Xelent’s cellular phone products are equipped with industry cutting-edge features such as 1.8 to 2.8-inch CSTN, TFT or QVGA dual-color display; capacity to record videos lasting one minute up to four hours; 300K to 3 million pixel photography; MP3, MPEG4 and U disk support; dual stereo speakers; e-mail messaging; multimedia messaging; 40 to 64 ring tone storage; slim bar-phone and flip-phone technology; and innovative ultra-thin lightweight design.

Xelent has provided its handsets to many different types of consumers in the market for GSM mobiles devices. At present, the GSM mobile devices constitute a significant percentage of the sales and profit of the Company. In addition, Xelent has emphasized the development of specialized application mobile terminals in accordance with market changes and popular features. The Company has established itself in the specialized application field and made great efforts in its marketing since entering the field in September 2006. Based on its evaluation of the market and the engagement proposals received from its major customers, the Company began to produce GSM model X180 in large volumes starting in April 2007, thereby taking advantage of the opportunity to win establish a presence in the specialized application mobile terminal market.

In April 2007, the Company’s common shares were approved for listing on the American Stock Exchange and began trading on AMEX on May 10, 2007 under the ticker symbol “ORS”.  The Company's CUSIP Number is 68749U106.

Business Review

The global economic turmoil during 2008 impacted the cell phone industry.  The industry achieved healthy growth during the first half of 2008, but experienced a downturn during the year’s second half.  Market indicators show that cell phone sales in the PRC dropped 25% during weeks that include PRC holidays, like National Day in October and Labor Day in May.  Total cellular phone sales in the PRC grew by only 1.6% during the fiscal year ended December 31, 2008, a significant decrease from the 10.3% growth rate during fiscal year 2007.

As for the Company, our sales volume reached a record high of 1.06 million cell phone units for the fiscal year ended December 31, 2008. Despite the market’s decline in the fourth quarter of 2008, we achieved annual sales revenues of $107,827,000, representing an increase of 19.91% compared with the $89,923,000 in revenues earned during fiscal year 2007.  The Company believes this increase is mainly attributable to the products strategy we set at the beginning of the year: to supply feature-rich, economically-priced, mid-level and low-end products – a different strategy than that of foreign brands, which tend to have higher costs and higher output prices.  Our 2008 sales volume has doubled compared with our 2007 sales volume, however, because 85% of the products we sold in 2008 were priced below RMB1,500 (approximately $200), our gross margin has decreased dramatically compared with our gross margin for 2007 and our net income increased at a lower pace than it did the previous year.

The Company believes there are three main influences on the current state of the cellular phone market in the PRC.  First, the reorganization of domestic telecommunication operators has created a lag in market demand. In particular, the market demand for high-margin products during 2008 was much lower than expected.  Second, the major force driving current cell phone sales in the PRC is rural customers, a majority of whom tend to favor less expensive, lower-end products. Third, the international financial crisis has created an overall decline in consumer demand for cell phone-related products in the fourth quarter, a quarter which has historically provided the Company with a proportionally larger volume of sales than other parts of the year.

The Company had planned to acquire a production facility by the end of 2008, however, negotiations for such an acquisition have been temporarily suspended in light of the current state of the economy.  At this time, the Company will continue to keep the acquisition project on hold, at least until capital market financing conditions improve.

The Company is aware of the possibility that the market for cellular phones in the PRC will experience further downturn in the early part of 2009, but it still projects that the industry will be in a better position in 2009 because (a) the reorganization of PRC telecom carriers is projected to lead to market development, and (b) new 3G technology is also likely to encourage market demand.  With these projections in mind, the Company plans to employ the following three operating strategies going forward:

1.
Safeguard our traditional sales channels and explore the possibility of selling GSM cell phones in traditional markets.  The Company will use its ability to create telephone models that respond precisely to market opportunities to target customer needs.

2.
Launch our own 3G products while telecom carriers are promoting the commercial use of 3G. According to some news bulletins, China Telecom is planning to create 50 million 3G subscribers through its CDMA 2000 platform in 2009; China Mobile is also targeting at 50 million 3G subscribers through its TDS-CDMA platform over the coming three years; and China Unicom is expecting to have 10 million 3G subscribers through its WCDMA platform by 2009. Based on the relationships we have already built with the telecom carriers, we believe the Company will be able to achieve our market share in this new era of telecom industry.

3.	Expand our industrial structure by consummating certain acquisitions using capital market funds in order to enhance our business foundation and long-term development.

In summary, the Company predicts at least some growth in both sales revenues and net income during the fiscal year ended December 31, 2009.

The following table summarizes our operating results for the twelve months ended December 31, 2008 and December 31, 2007, respectively:

	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	107,827	-	89,923	-	17,904	19.91%
Cost of sales	93,298	86.53%	74,174	82.49%	19,124	25.78%
Sales & marketing expenses	486	0.45%	553	0.61%	(67)	(12.12)%
General & admin. expenses	2,151	1.99%	1,290	1.43%	861	66.74%
R&D expenses	429	0.40%	340	0.38%	89	26.18%
Depreciation	97	0.09%	142	0.16%	(45)	(31.69)%
Allowance for obsolete inventories	-	-	875	0.97%	(875)	(100)%
Allowance for trading deposit receivable*	-	-	923	1.03%	(923)	(100.00)%
Impairment of Fixed Assets	-	-	71	0.08%	(71)	(100)%
Finance cost	982	0.91%	989	1.10%	(7)	(0.71)%
Other net income	2,785	2.58%	765	0.85%	2,020	264.05%
Pre-tax profit	13,169	12.21%	11,331	12.60%	1,838	16.22%
Income tax	1,873	1.73%	1,648	1.83%	225	13.65%
Profit	11,296	10.48%	9,683	10.77%	1,613	16.66

*For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

The following table summarizes our operating results for the three months ended December 31, 2008 and December 31, 2007, respectively:

	Three months ended December 31, 2008		Three months ended December 31, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	28,974	-	31,512	-	(2,538)	(8.05)%
Cost of sales	24,996	86.27%	26,588	84.37%	(1,592)	(5.99)%
Sales & marketing expenses	133	0.46%	164	0.52%	(31)	(18.90)%
General & admin. Expenses	352	1.21%	527	1.67%	(175)	(33.21)%
R&D expenses	38	0.13%	21	0.07%	17	80.95%
Depreciation	25	0.09%	29	0.09%	(4)	(13.79)%
Allowance for obsolete inventories	-	-	175	0.56%	(175)	(100.00)%
Allowance for trading deposit receivable*	-	-	564	1.79%	(564)	(100.00)%
Impairment of Fixed Assets	-	-	71	0.23%	(71)	(100.00)%
Finance cost	249	0.86%	242	0.77%	7	2.89%
Other net income	2,320	8.01%	744	2.36%	1,576	211.83%
Pre-tax profit	5,501	18.99%	5,003	15.88%	498	9.95%
Income tax	553	1.91%	586	1.86%	(33)	(5.63)%
Profit	4,948	17.08%	4,417	14.02%	531	12.02%

*For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

RESULTS OF OPERATIONS

Revenues

Revenues were $107,827,000 for the twelve months ended December 31, 2008, representing an increase of 19.91% as compared to $89,923,000 in revenues for the corresponding period last year.  The increase is likely primarily due to the products strategy we set at the beginning of the year: to supply feature-rich, economically-priced mid-level and low-end products instead of mimicking the foreign brand strategy which involves higher input costs and yields higher-priced products.

For the three months ended December 31, 2008, our revenues declined by 8.05% to $28,974,000, down from $31,512,000 in the previous year.  This decline corresponds to the decline of the global economy in the second half of 2008, which involved a worsening job market and reduced personal income and consumer demand within the Chinese economy.   Revenues were also affected by lower-than-expected demand for operator-tailored products.

At present, we have three product lines classified by their function, appearance, price and target market. Our mid-level and low-end products have popular features such as MP3, MPEG4, video recording and outer card storage; our higher-end products have the same features as well as PDA, GPS, Mobile TV, special industry applications and office software functions.

Products Segment

In order to offset the impact of reduced demand for customized cell-phones on our 2008 revenues, the Company took advantage of our long-standing ties to traditional mass market distribution channels and was able to increase sales of our GSM products.  We also increased our trading activities in order to broaden our sources of revenue.  The number of different models we offered in 2008 increased from the previous year; most of these models were new for 2008.

The Company’s product segments that have contributed more than 2% to the total revenues for the twelve months ended December 31, 2008 are listed below:

	Twelve months ended December 31, 2008
	$’000	% of revenue
DX5020	7,120	6.60%
C106	3,016	2.80%
G588	2,590	2.40%
DX6018	10,386	9.63%
DX5030	20,320	18.85%
DX7020	11,733	10.88%
DX8028	5,205	4.83%
DX5028	5,156	4.78%
DX8020	4,763	4.42%
DX5026	4,542	4.21%
DX5010	3,388	3.14%
DX7028	2,824	2.62%
LM6688	2,793	2.59%
DX7026	2,762	2.56%
PLAM T680	2,210	2.05%
LM528A	2,762	2.56%
X555	3,192	2.96%
T303	2,455	2.28%
12 Cell Phone models in a group(1)	11,935	11.07%
Others(2)	(1,325)	(1.23)%
Total	107,827	100.00%

(1)	These 12 cell phone models in a group have contributed 11.07% of total revenues. They were not listed separately because, taken individually, each of them accounted for less than 2% of total revenues.

(2)	“Others” represents Chinese telecom carriers, whose very low level of demand led to a reduction in the price of CDMA products.

During the twelve months ended December 31, 2008, total revenues from our CDMA products were $12,726,000. During this period, we had the three CDMA products, DX5020, C106 and G588. These CDMA models generated revenues during the period of $7,120,000, $3,016,000 and $2,590,000, respectively. A brief description of these products is set forth below:

•	DX5020 (CDMA, GPS, Touch Pad, Web Browsing), provided by Hongyuan Kangda Trading Co., Ltd.(“HYKD”);

•	C106 (Ultra Low-end CDMA), provided by Daxian Technologies Inc.(“DX”); and

•	G588 (Dual Simcards Simul-Standby, Windows Mobile, 1.3 Mega Pixel Camera, Bluetooth, MP3, MP4), provided by China Electronic Appliance Company (“CEAC”).

During the twelve months ended December 31, 2008, total revenues from our GSM products were $95,100,000. A brief description of our major GSM products is set forth below:

•	LM6688 (Dual Simcards Simul-Standby, Dual Cameras, Extended Standby, High-quality Music Player), supplied by Tianjin Communication Broadcast Group (“TCB”);

•	DX6018 (Dual Simcards Mono-Standby, 300K Pixel Camera, Bluetooth, Dual Speakers, MP3. MP4), supplied by Holley Communications Co., Ltd (“HCC”);

•	DX7020 (Dual Simcards Simul-Standby, 2.8+TP, 300K Pixel Camera, Dual Speakers), supplied by HCC;

•	DX8028 (Mono-Chip, Dual Simcards Simul-Standby, 1.8+TP, 300K Pixel Camera, MP3, MP4, Colorful Pad Lamp, Dual Speakers), supplied by HYKD;

•	DX5010 (EDGE, GPS, Touch Pad, Web Browsing, IPTV), supplied by HYKD.

•	DX5030 (Dual Simcards Simul-Standby, Windows Mobile, 2 Mega Pixel Camera, Bluetooth, MP3, MP4), supplied by HYKD;

•	DX5028(Dual Simcards Simul-Standby, Samsung SC32442 Chip, 2.8 QVGA TFT, EDGE , 2 Mega Pixel Camera ), supplied by Huayi Jiacheng Technologies Co., Ltd.(“HYJT”);

•	DX8020 (Dual Simcards Simul-Standby, Mono-chip, 1.8+TP, 300K Pixel Camera, Dual Speakers, MP3, MP4, Color Pad Lamp), supplied by HYKD;

•	DX5026 (Dual Simcards Mono-Standby, Samsung SC32442 Chip, 2.8 QVGA TFT, EDGE+CDMA, 2 Mega Pixel Camera), supplied by HYJT; and

•	DX7028 (Dual Simcards Simul-Standby, 2.8+TP, 300K Pixel Camera, Dual Speakers), supplied by CEAC.

For the three months ended December 31, 2008, the Company’s revenues were primarily attributable to the following products:

	Three months ended December 31, 2008
	$’000	% of revenue
C106	759	2.62%
G588	616	2.13%
DX7020	3,027	10.45%
C916	165	0.57%
G788A	1,085	3.74%
G988A	295	1.02%
LM520A	1,674	5.78%
LM528A	3,014	10.40%
T680	723	2.49%
X555	3,482	12.02%
T303	2,679	9.25%
DX5030	11,455	39.53%
Total	28,974	100.00%

For the three months ended December 31, 2008, total Company revenues were $28,974,000, representing a decrease of 8.05% compared with the $31,512,000 in revenues earned during the same period in 2007.  As discussed, a weak fourth quarter is unusual, but the Company believes that this result can be attributed to the poor state of the global economy in addition to the fact that in 2008, 85% of the products sold by the Company were models with prices below RMB1,500 (approximately $200).

Customer Segments

Revenues by customer segment for the twelve months ended December 31, 2008 are as follows:

	Twelve months ended December 31, 2008
	$000	% of Revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	93,503	86.72%
Tianjin Communications Broadcast Company	11,024	10.22%
Zhongjie Communications Co., Ltd.	3,167	2.94%
Beijing Yangtze Fantai Communications Technology Co., Ltd.	133	0.12%
Total	107,827	100.00%

For the twelve months ended December 31, 2008, our revenues were derived mainly from sales to Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), Tianjin Communications Broadcast Company (“TCB”), Zhongjie Communications Co., Ltd. (“Zhongjie”), and Beijing Yangtze Fantai Communications Technology Co., Ltd. (“Fantai”) in the amounts of $93,503,000, $11,024,000, $3,167,000, and $133,000, respectively. XWSD has been our most important customer for a long period of time. It is one of the largest distributors and dealers in mainland China and has sales networks in major cities in the PRC. Zhongjie is a supply chain service company that is owned by China Telecom and is responsible for China Telecom’s procurement of equipment in the South of China.

Other net income

For the twelve months ended December 31, 2008, other net income accounted for $2,785,000, or 2.58%, of the total revenue, representing an increase of $2,020,000, or 264.05% compared with $765,000, or 0.85% of total revenues, for the same period of 2007.  The fiscal year 2008 figure mainly reflected reversals of doubtful accounts allowance in the amount of $313,800, foreign exchange gains in the amount of $22,400, bank interest income in the amount of $47,800, and write-off of accounts payable overdue to our suppliers in the amount of $2,401,000 (because the related business contracts had expired).

Operating expenses

For the twelve months ended December 31, 2008 our operating expenses were $96,461,000, which included sales and marketing expenses, general and administrative expenses, R & D expenses, and depreciation.  The following table shows operating expenses by category for the twelve months ended December 31, 2008 and the corresponding period for 2007:

	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Cost of sales	93,298	86.53%	74,174	82.49%	19,124	25.72%
Sales & marketing expenses	486	0.45%	553	0.61%	(67)	(12.12)%
General & Admin. expenses	2,151	1.99%	1,290	1.43%	861	66.74%
R&D expenses	429	0.40%	340	0.38%	89	26.18%
Depreciation	97	0.90%	142	0.16%	(45)	(31.69)%
Allowance for obsolete inventories	-	-	875	0.97%	(875)	(100.00)%
Allowance for trading deposit receivable*	-	-	923	1.03%	(923)	(100.00)%
Impairment of fixed assets	-	-	71	0.08%	(71)	(100.00)%
Total	96,461	89.46%	78,368	87.15%	18,093	23.08%

*For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

For the three months ended December 31, 2008 and the corresponding period for 2007, the operating expenses are set forth in the table below:

	Three months ended December 31, 2008		Three months ended December 31, 2007		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Cost of sales	24,996	86.27%	26,588	84.37%	(1,592)	(5.99)%
Sales & marketing expenses	133	0.46%	164	0.52%	(31)	(18.90)%
General & Admin. expenses	352	1.21%	527	1.67%	(175)	(33.21)%
R&D expenses	38	0.13%	21	0.07%	17	80.95%
Depreciation	25	0.09%	29	0.09%	(4)	(13.79)%
Allowance for obsolete inventories	-	-	175	0.56%	(175)	(100.00)%
Allowance for trading deposit receivable*	-	-	564	1.79%	(564)	(100.00)%
Impairment of fixed assets	-	-	71	0.23%	(71)	(100.00)%
Total	25,544	88.16%	28,139	89.30%	(2,595)	(9.22)%

* For the purposes of this section, Allowance for trading deposit receivable is listed separately from General and administrative expenses.

Cost of sales

For the twelve months ended December 31, 2008, our cost of sales was $93,298,000, or 86.53% of revenues. The ratio of cost of sales to revenues increased by 4.04%, as compared to 82.49% for the twelve months ended December 31, 2007.  The principal reason for the increase was that both production and sales of high-margin operator-customized products were reduced as a result of telecom operators’ split and subsequent restructuring during 2008.

Sales and marketing expenses

The Company’s major sales and marketing expenses are the salaries of sales personnel and the costs of marketing and transportation.

For the twelve months ended December 31, 2008, Company sales and marketing expenses were $486,000, or 0.45% of revenues – a decrease of 12.12% compared to analogous expenses of $553,000, or 0.61% of the revenues, for the corresponding period in 2007. This decrease was caused by a reduction in personnel while changing our business model which, in turn, led to a decrease in monies needed for office expenses, transportation costs, salaries and social insurances.

In addition, the cost of after-sale maintenance services was shifted to our materials suppliers, and the cost of all after-sale services (other than employee salaries), were borne by our cooperative partners. This resulted in a significant reduction of our sales and marketing expenses.

Research and development (R&D) expenses

Our R&D expenses were $429,000, or 0.40% of total revenue, for the twelve months ended December 31, 2008, which represented a 26.18% increase over the $340,000 (0.38% of total revenue) spent on R&D during 2007.  The significant increase in R&D expenses was due to the Company’s increased investment in researching and developing 3G products during 2008.  With the commercialization of 3G products, the Company is expecting to launch its own 3G products in the market as it opens.

General and administrative expenses

The Company’s general and administrative expenses consisted primarily of compensation for personnel, depreciation, travel expenses, rental costs, materials expenses related to ordinary administration, and fees for professional services.

For the twelve months ended December 31, 2008, the Company’s general and administrative expenses were $2,151,000 or 1.99% of the total revenue, representing an increase of $861,000 or 66.74% when compared with $1,290,000 or 1.43% of the total revenues for the corresponding period in 2007. The sharp increase was primarily a result of the Company granting employees stock options, which led to related compensation costs.

Allowance for obsolete inventories

For the twelve months ended December 31, 2008, the Company made no allowance for obsolete inventories because the assembly, production, and materials were undertaken by the Company’s suppliers and the after-sale servicing was performed by the Company’s customers, so the Company did not retain any leftover or outdated handsets or products.

Gross Profit and Gross Profit Margin

For the twelve months ended December 31, 2008, our gross profit was $14,529,000, reflecting a decrease of $1,220, 000, or 7.75%, compared to a $15,749,000 gross profit for the same period of 2007. In addition, our gross profit margin for the reporting period was 13.47%, representing a decrease of 4.04% as compared to 17.51% for the same period of 2007.

The Company believes that the change in its gross profit margin can be attributed to:

1.	Intensified competition in the domestic market and a decline in the average gross margin of products sold during the period.

When competing with foreign brands for PRC customers, domestic brands usually focus on sales of low-priced products as a strategy to increase their market presence and secure their traditional sales channels to create conditions for future development.   In 2007, products that were priced below RMB1,500 (about $200) accounted for 69% of our total sales.  In 2008, 85% of our products were priced below RMB 1,500, leading us to have a gross profit margin of only 10.30% in the fourth quarter.

2.	The pending structural adjustment of Chinese telecomm operators.

For the twelve months ended December 31, 2008, we did not receive as many high-margin custom orders from telecom operators as was originally expected.  Instead, we only received from that sector a small order for ultra low-end CDMA cell phones with a very thin gross margin from a subsidiary of China Telecom.  Overall, operator-tailored products accounted for only 4.7% of our total sales in 2008; in 2007, operator-tailored products accounted for 40.7% of our sales.

It should be noted that though our gross margin was slowing down in 2008, it was still above 12%.  This fact reflects our relatively stable customer group and sales channels as well as our successful product strategy.

 Net profit

For the twelve months ended December 31, 2008, our net profit was $11,296,000 and our net profit margin was 10.47%, which represents an increase of $1,613,000, or 16.66%, compared to the $9,683,000 in net profit and corresponding net profit margin of 10.77% earned during the same period of 2007.  The Company believes that this increase is attributable to our new business strategy, marketing efforts, and cost controls.

Please note that in addition to operating profits, we had certain one-off cancellations of debts from our suppliers in the amount of $2,401,000 because we were able to write off some controversial accounts payable to our suppliers in the fourth quarter of 2008.  The debts were incurred at the preliminary stage of the Company’s development due to some confusing accounts with our suppliers.  Because the debts were outstanding for long enough to fall outside the statute of limitations, they are no longer included as outstanding against the Company. Excluding the earning from canceling such debts past due to our earliest suppliers, we had net profit of $8,895,000 and net profit margin of 8.24% for the twelve months ended December 31, 2008, which means net profit decreased $788,000 and net profit margin decreased 2.54% from the comparable figures in the fiscal year 2007.

For the three months ended December 31, 2008, our net profit was $4,948,000 and out net profit margin was 17.08%, representing an increase of $531,000 or 12.02%, compared to the $4,417,000 in net profit and net profit margin of 11.66% for the corresponding period of 2007. The increase of comprehensive net profit for this quarter has been greatly contributed by the reversal of certain debts up to $2,401,000, as we were able to cancel these debts with our old suppliers. However, excluding this factor, our net profit decreased $187,000 to $2,547,000 and net profit margin decreased 5.23% to 8.79% from the corresponding figures for the same period in 2007 while growth has been offset by the economic downturn since June 2008.

Thanks to the stable growth of our sales revenues, improvement in coordination with our suppliers, and our corporate management system, in 2008 our net profit margin has been growing at a rate of least 10%.  Though the 16.6% rate of increase in our net profit margin in 2008 was slightly lower than the 19.91% increase in our sales revenues during 2008, our greater than 16% rate of increase in net profit demonstrates that our operations are stable and growing.

In 2009, we plan to strengthen our efforts to sell products through traditional channels and will promote our business expansion within the new 3G network.  The Company will also enhance our internal operations and management structure so we can continue to grow in the future.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations with internally-generated cash flow and short-term financing from domestic banks.

As of December 31, 2008, we had current assets of $93,765,000. Current assets are mainly comprised of accounts receivable of $82,076,000, trade deposits paid of $8,441,000; cash and cash equivalents of $102,000; pledged deposits of $1,287,000; and other current assets of $1,859.000.

As of December 31, 2008, our current liabilities were $45,605,000, which included accounts payable of $16,353,000; trade deposits received of $1,934,000, short-term loans of $9,541,000, current portion of mortgage loan of $12,000, accrued expenses and other accrued liabilities of $12,319,000; taxes payable of $4,989,000; and amounts due to directors of $457,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of December 31, 2008, our accounts receivable had increased by $24,333,000 to $82,076,000, as compared with $57,743,000 on December 31, 2007.  The increase in accounts receivable was due mainly to Company sales increases as well as and distributors’ business expansion leading to a reduction in their liquidity. We will continue to pay close attention to the liquidity of our distributors. As previously disclosed, in order to reduce the risk of default, we have limited the terms of credit offered to our major distributor in the Master Distributor Agreement and have asked a third-party surety company to guarantee the accounts receivable due from this distributor.  For additional information, please see the Company’s Current Report on its Form 8-K dated August 20, 2008. As of December 31, 2008, we had certain accounts receivable that had been outstanding for more than 120 days because adverse macro economic development conditions had caused comparatively longer collection terms to our sales channels as a whole. We decided it was in our best interest not to strictly enforce the terms of collection in order to maintain our current cooperation relationships, but we will modify the delivery schedule for future goods to these customers.  In this way we shall reduce the overdue accounts (more than 120 days) so they only account for 20% of the total accounts receivable by the end of the second quarter in 2009.

As of December 31, 2008, our trade deposits paid were $8,441,000, which represented an increase of $7,602,000 as compared to $839,000 in trade deposits paid as of December 31, 2007. The increase was due to a larger portion of trade deposits paid over the course of the year and to early payments that went to suppliers to seek lower prices on materials or products from them.  These prepayments were increased in order to arrange for timely delivery of goods and to ensure our market share.

As of December 31, 2008, our other current assets were $1,859,000, a decrease of $2,337,000 as compared to $4,196,000 in “other current assets” we had as of December 31, 2007. The “other current assets” are mainly composed of partial recovery of prepaid deposits that were made in furtherance of the Company’s potential acquisition for a manufacturing facility in the amount of $1,554,000 and returned after we withdrew from a Letter of Intent to acquire the facility.

As of December 31, 2008, we had pledged deposits of $1,287,000 for the loan from Beijing Rural Commercial Bank.  Changes in currency exchange rates had caused the value of the pledged deposits to increase by $81,000 over the course of the fiscal year.

As of December 31, 2008, our accounts payable were $16,353,000, which represented an increase of $5,499,000, or 50.66%, as compared to $10,854,000 in accounts payable as of December 31, 2007.  The main reason for this increase was a higher sales volume in 2008 than in 2007.

As of December 31, 2008, accrued expenses and liabilities were $12,319,000, which represented an increase of $4,271,000 or 53.07%, as compared to the $8,048,000 in accrued expenses and liabilities that the Company had as of December 31, 2007.  The increase was due to an outstanding tax of $10,134,000 caused by differences in the timing standards for determining the value-added tax (“VAT”) between the USGAAP and PRCGAAP accounting methods.

During fiscal year 2008 we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of December 31, 2008, our taxes payable were $4,989,000, which represented an increase of $1,942,000 or 63.73%, as compared to our $3,047,000 in taxes payable as of December 31, 2007.  The increase was mainly due to Xelent having an income tax rate of 12% and needing to pay income taxes due in 2008 as well as taxes that were deferred from previous years.

As of December 31, 2008, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are, for the most part, denominated in RMB and U.S. Dollars (“USD”). Our Company operations are mainly denominated in RMB. During the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, appreciation of the RMB against the USD did not create currency exchange risk for the Company because we had few USD in stock.

CASH FLOWS

As of December 31, 2008, we had cash and cash equivalents of $102,000. This represents a decrease of $2,826,000, or 96.52%, compared with the $2,928,000 in cash and cash equivalents we had as of December 31, 2007. The decrease can be explained by our preliminary investments in new projects we are developing to remain competitive in the market.

As of December 31, 2008, our short term loans aggregated to $9,541,000, which included $2,627,000 from Huaxia Bank, $6,857,000 from Beijing Rural Bank, and $57,000 from non-financial institution Dingxin Chuangzhi Asset Management Co., Ltd.  There was a change of RMB1,600,000 ($228,000) in the aggregate amount of short term loans during fiscal year 2008 which, after converting to USD equivalents, meant the aggregate short term loans increased by $324,000 from $9,160,000 as of December 31, 2007. This increase was mainly due to the depreciation of USD against RMB.

In addition, we obtained a mortgage loan of $122,000 to purchase a company car in 2007. As of December 31, 2008, there was $12,000 outstanding and payable on this loan.

Our gearing ratio, calculated as total debts over total assets, was 48.51%, as of December 31, 2008. It has decreased slightly compared to 49.51% as of December 31, 2007.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a contract to serve as guarantor of a loan in the amount of RMB120,000,000 from Beijing Rural Bank to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) to provide CECT-Chinacom with capital for equipment purchases between June 20, 2007 and June 16, 2010. Under the guarantee contract, we shall perform all obligations of CECT-Chinacom under the Loan Contract if CECT-Chinacom fails to perform its obligations as set forth in the Loan Contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn, and/or filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, including purchase and operating leases. The Company does not have any long-term debt or capital lease obligations. The following table summarized the Company’s contractual obligations as of December 31, 2008, reported by maturity of obligation.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$000	$000	$000	$000	$000

Operating Lease Obligations	53	53		-	-
Purchase Obligations	14,110	14,110	-	-	-

Total	14,163	14,163	-	—	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in its normal course of business, is exposed to market risk through changes in interest rates with respect to bank loans. As of December 31, 2008, Company bank loans were $9,208,000. The interest rate for the twelve months ended December 31, 2008 was between 8.964% and 10.343% per annum.

Currency Risk

The Company considers RMB its functional currency since a substantial portion of the Company’s business activities are based in RMB. However, the Company has chosen the United States dollar as its reporting currency. Our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that its rate of exchange will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Transactions in currencies other than the functional currency during the period are translated into the functional currency at the applicable rates of exchange at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the combined statements of operations.

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. When there are material adjustments under this process, they are recorded in accumulated other comprehensive income under the stockholders’ equity section of the balance sheet.

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

Reference is made to pages F-1 through F-21 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (“SEC”) and that, when appropriate, such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, in a manner sufficient to allow timely decisions regarding required disclosures.  Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues or instances of fraud, if any, within the Company have been detected.  These inherent limitations include the reality that judgment exercised in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake.  Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control system.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the objectives of our disclosure controls and procedures; their design and implementation; and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm that the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were operating effectively and at a reasonable level of assurance.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act, Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

(b)  Changes in Internal Control Over Financial Reporting.

During our fiscal year 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers were as follows:

Name	Age	Positions Held

Guoji Liu	39	Chief Executive Officer and Director
Zhao Hongwei	42	Chief Financial Officer
Liu Yu	42	Director
Naizhong Che	65	Director
Peng Wang	36	Director
Zhixiang Zhang	40	Director

Guoji Liu earned his undergraduate degree at China Science and Technology Management University in 1993 and has over 15 years’ working experience in the cell phone industry specializing in the marketing and management. Since September 2007, Guoji Liu has served as a deputy General Manager of the Company and has helped the Company capture a considerable market share of mid-level and low-end products. Before joining the Company, Guoji Liu worked as a supervisor at Pantech Beijing office (Mar. 2005 - Aug. 2007), a general manager at the marketing department of Tianjin Sanyo Telecommunication Corp. (Nov. 2004 - Mar. 2005), the assistant of CEO for Beijing Huasong PYPO Group Co. Ltd. (Nov. 2003 - Nov. 2004), a sales director for Xiamen Chabridge Telecom Equipment Co. Ltd. (Oct. 2002 - Oct. 2003), an account manager for Beijing Nokia Telecommunication Ltd. (1997 - 2002), and a sales director for Beijing Aurora telecommunication Corp. Ltd. (1993 - 1997).

Zhao Hongwei has served as our Chief Financial Officer since October 26, 2005. Mr. Zhao has over 15 years of experience in accounting and financial management, mainly with listed companies in Hong Kong and Foreign Invested Enterprise in the PRC.  His most recent experience comes from having served as the regional financial controller of XinAo Gas Holdings Limited, a listed company in Hong Kong.

Liu Yu has served as a member of our Board of Directors since March 31, 2005 and a member of the Board of Directors of Xelent since April 2003.  From May 1998 to present he has also served as Chairman of the Board of Beijing Huanyitong Technology & Trading Co., Ltd and from May 1995 to April 1998 he served as General Manager of Beijing Lianwanjia Telecommunication Trading Center.

Naizhong Che has served as a member of our Board of Directors since February 7, 2007. He earned his B.S. from Beijing University of Posts and Telecommunications. Now retired, he has broad experience in the communications industry including R&D, production, imports and exports. For twelve years he worked in various capacities for the Ministry of Information Industry of China Posts and Telecommunications Industry Standardization Institute.

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

Zhixiang Zhang has served as a member of our Board of Directors since February 7, 2007. He earned his bachelor’s and master’s degrees at Central University of Finance and Economics. He has extensive experience in corporate financial management, audits, and financial strategy and, most recently, was the Financial Controller for CECT-Chinacom Communications Co., Ltd.

Director and Officer Changes

On March 5, 2008, Nathaniel K. Hsieh resigned from his position as a member of the Board of Directors of the Company.  Mr. Hsieh had served as a Company director from February 7, 2007 to March 4, 2008.

On March 5, 2008, Jian Gao was elected to the Board of Directors of the Company by unanimous written consent, effective immediately, of the Board of Directors, and was elected by the Board to serve on its Audit Committee and Compensation Committee.

On October 27, 2008, Howard S. Barth, who had been a member of the Company’s Board of Directors since February 7, 2007 and Chairman of the Board’s Audit Committee since March 5, 2008, resigned from his position as a member of the Company’s Board of Directors.

On October 27, 2008, Zhixiang Zhang was appointed to be Chairman of the Board’s Audit Committee.

On March 27, 2009, Wang Xin resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company.  Mr. Wang had served as Chief Executive Officer and a member of our Board of Directors since March 31, 2005.

On March 27, 2009, Jian Gao resigned from his position as a member of the Board of Directors of the Company.  Mr. Jian had served as a Company director since March 5, 2008.

Family Relationships

There are currently no family relationships between the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings.

None.

Board of Directors Meetings and Committees

The Board of Directors held eight meetings during the fiscal year ended December 31, 2008.  Each of the directors attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of any committees on which he served during his tenure as a director or committee member.

On February 7, 2007, the Company’s Board of Directors approved and authorized the establishment of three new committees to assist the Board of Directors in the execution of its responsibilities: an Audit Committee, a Compensation Committee and a Nominations/Corporate Governance Committee. In accordance with AMEX listing standards, all the committees are comprised solely of non-employee, independent Directors. Charters for each committee are available on the Company’s website at www.orsus-xelent.com.  The charter of each committee is also available in print by stockholder request.  The table below shows current membership for each of the Board’s standing committees:

Audit Committee	Nominating/Corporate Governance Committee	Compensation Committee
Zhixiang Zhang (Chair)	Naizhong Che (Chair)	Naizhong Che (Chair)
Peng Wang	Zhixiang Zhang	Peng Wang

Audit Committee

The Audit Committee is currently comprised of Zhixiang Zhang (Chair) and Peng Wang, both of whom are “independent,” as defined in applicable SEC rules and the AMEX Company Guide.  The Audit Committee met five times during the fiscal year ended December 31, 2008. The Board of Directors has determined that Zhixiang Zhang qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors made a qualitative assessment of Mr. Zhang’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020. The Report of the Audit Committee is included elsewhere in this Form 10K.

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (“Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The Nominating Committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board of Directors a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including the ability of the individual to meet the American Stock Exchange “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the American Stock Exchange listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Naizhong Che (Chair) and Zhixiang Zhang, both of whom are “independent” as defined by the Company Guide of the American Stock Exchange. For the fiscal year ended December 31, 2008, the Nominating Committee met 3 times.  The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

During the fiscal year ended December 31, 2008, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board of Directors.

Compensation Committee

The Board of Directors established the Compensation Committee in February 2007. The Compensation Committee is currently comprised of the following Directors of the Company: Naizhong Che (Chair) and Peng Wang, both of whom are “independent” as defined by the Company Guide of the American Stock Exchange. For the fiscal year ended December 31, 2008, the Compensation Committee met 1 time. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors’ policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

Audit Committee Report

The Audit Committee was established on February 7, 2007 and is composed of non-management Directors.  It is currently composed of two independent Directors, Zhixiang Zhang (Chair) and Peng Wang, and operates under the written Audit Committee charter adopted by the Board of Directors on February 7, 2007.

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

To this end, the Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2008 with management and PKF Certified Public Accounts, the Company’s independent auditor. The Audit Committee discussed with PKF Certified Public Accounts certain matters related to the conduct of the audit as required by Statement on Auditing Standards 61, as amended by Statement on Auditing Standards 90. In addition, the Audit Committee has received from PKF Certified Public Accounts the written disclosures and the letter regarding the auditor’s independence required by Independence Standards Board Standard No. 1 and has discussed with PKF Certified Public Accounts its independence.

In reliance on the reviews and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year ended December 31, 2008 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the Board of Directors accepted the Audit Committee’s recommendation.

The Audit Committee selected PKF Certified Public Accounts as the Company’s independent auditors for the fiscal year ended December 31, 2008.  The selection of auditors is determined by the Audit Committee. Although ratification by stockholders is not required by our Bylaws or otherwise, at our Annual Meeting of Stockholders on December 30, 2008, the Board of Directors submitted the selection of PKF Certified Public Accountants to our stockholders for ratification as a matter of good corporate practice.

AUDIT COMMITTEE
Zhixiang Zhang (Chair)
Peng Wang

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2008, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis, except for (i) the timely filing of the Form 4 for Liu Yu, a Director of the Company, for the award of stock options on April 2, 2008, which was due to unforeseen delays and was subsequently filed with the SEC on April 30, 2008, and (ii) the timely filing of the Form 3 for Zhao Hongwei for his appointment as Chief Financial Officer of the Company on November 26, 2005, which was subsequently filed with the SEC on April 11, 2008.

Code of Ethics

On February 7, 2007, the Company adopted a Code of Business Conduct and Ethics that applies to all its employees including its executive officers, which was filed as Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.  A copy of the Company’s Code of Business Conduct and Ethics may be obtained without charge by writing the Secretary of the Company at Orsus Xelent Technologies, Inc., 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

Item 11.	Executive Compensation.

General Philosophy

We currently compensate our senior management and key employees using a single method for computing base salary. However, a mixed compensation program of base salary, bonus and equity compensation is under consideration that will set general levels of compensation for all employees and help to create an environment with discernible goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

At the most senior levels, compensation will reflect company-wide performance by tying awards primarily to earnings growth and stock appreciation. At lower levels, compensation will be tied to the achievement of specific operational goals within areas under the control of the relevant employees as well as company-wide performance.

The 2007 Omnibus Long-Term Incentive Plan (the “Plan”) will assist the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company, and providing annual and long-term incentives for such persons expend maximum efforts in the creation of stockholder value. The Plan will be administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors.  The Plan does not limit the availability of awards to any particular class or classes of Eligible Employees.  Awards granted under the Plan are not transferable, except in the event of the participant's death.  Under the Plan, 4,500,000 shares are currently reserved and available for delivery in connection with awards under the Plan.

Base Salaries

We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.  For our chief executive officer, we concluded that a base salary of between $65,000 and $75,000 was appropriate in this regard for the fiscal year ended December 31, 2008. Similarly, we concluded that a base salary of between $40,000 and $50,000 was appropriate for our chief financial officer for the fiscal year ended December 31, 2008. These ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. We provide a competitive level of compensation for our senior vice presidents. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Summary Compensation Table

Name & Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Wang Xin, CEO	2008	71,529	N/A	N/A	177,000	N/A	248,529
and director (3)	2007	65,378	N/A	N/A	N/A	N/A	65,378
Zhao Hongwei,	2008	56,017	N/A	N/A	94,400	N/A	150,417
CFO	2007	51,200	N/A	N/A	N/A	N/A	51,200
Wang Xiaolong,	2008	32,748	N/A	N/A	113,280	N/A	146,028
Vice-President	2007	29,932	N/A	N/A	N/A	N/A	29,932

(1)
“Salary” listed above represents the amount of compensation that each person is owed for the fiscal year ended December 31, 2008.  In response to the international financial market recession that began during the second half of 2008, our officers have agreed to extend the payment for a portion of their salaries until a time mutually agreed upon by the Company and the officer. As of December 31, 2008, they only received a portion of their cash compensation.

▪	Mr. Wang Xin received $4,077.39 during the period, deferring $67,451.61 of compensation.

▪	Mr. Zhao Hongwei received $27,444.31 during the period, deferring $28.572.69 of compensation.

▪	Mr. Wang Xiaolong received $17,586.70 during the period, deferring $15,161.30 of compensation.

(2)
“Option Awards” refer to the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for options awarded during the reporting period. The charts on pages 51 and 52 illustrate the options that were awarded by the Company on April 2, 2008.

(3)	Mr. Wang Xin resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company on March 27, 2009.

Other than those listed in the table above, there was no officer of the Company whose combined salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000. The amounts listed in the table above were paid by Xelent, the wholly owned subsidiary of our wholly owned subsidiary UFIL. While we do have employment agreements with our executive officers, the salary for our executive officers is at the discretion of our Board of Directors. We expect to pay substantially similar compensation to our executives in the future and anticipate continuing to pay them through Xelent.

The Company adopted our 2007 Omnibus Long-Term Incentive Plan (the “Plan”), as approved by our stockholders at the Annual Meeting on December 18, 2007. For additional information on the Plan, please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008. On April 2, 2008, the Board of the Company agreed to grant certain options to management officers who made major contributions to the formation and development of the Company as one-time awards.  The number of shares of stock and the Company officials who received awards under the Plan are as follows:

Designated Grantees	Shares of Stock Options	Exercise Price	Exercisable Date	Expiration Date
Wang Xiaolong	96,000	$2.26	July 2, 2008	April 2, 2018
Wu Wei	28,000	$2.26	July 2, 2008	April 2, 2018
Che Hongyu	50,000	$2.26	July 2, 2008	April 2, 2018
Wan Feng	40,000	$2.26	July 2, 2008	April 2, 2018
Yang Shulin	20,000	$2.26	July 2, 2008	April 2, 2018
Zhao Hongwei	80,000	$2.26	July 2, 2008	April 2, 2018
Liu Yu	150,000	$2.26	July 2, 2008	April 2, 2018
Wang Xin	150,000	$2.26	July 2, 2008	April 2, 2018

Outstanding Equity Awards at December 31, 2008

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Wang Xin, CEO (1)	150,000	0	0	$2.26	April 2, 2018
Zhao Hongwei, CFO	80,000	0	0	$2.26	April 2, 2018
Wang Xiaolong, Vice-President	96,000	0	0	$2.26	April 2, 2018

(1) Mr. Wang Xin resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company on March 27, 2009.

As of as of December 31, 2008, the Company did not have nonqualified deferred compensation and did not have any post-employment payments to report.

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees.  The pension expenses were $59 and $63 for the years ended December 31, 2008 and 2007 respectively.

Director Compensation for the fiscal year ended December 31, 2008
Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Liu Yu	$0	N/A	177,000	(1)	N/A	177,000
Naizhong Che	$29,000	N/A	N/A		N/A	29,000
Peng Wang	$24,000	N/A	N/A		N/A	24,000
Zhixiang Zhang	$25,000	N/A	N/A		N/A	25,000
Jian Gao (2)	$20,000	N/A	N/A		N/A	20,000
Howard S. Barth (3)	$24,000	N/A	N/A		N/A	24,000
Nathanial K. Hsieh (4)	$4,000	N/A	N/A		N/A	4,000

(1)	As of December 31, 2008, Liu Yu had 150,000 option awards outstanding. Therefore, $177,000 have been recognized for financial statement reporting purposes in accordance with FAS 123R for such awards.

(2)	Jian Gao resigned from his position as a member of the Company’s Board of Directors on March 27, 2009.

(3)	Howard S. Barth resigned from his position as a member of the Company’s Board of Directors on October 27, 2008.

(4)	Nathanial K. Hsieh resigned from his position as a member of the Company’s Board of Directors on March 4, 2008.

On March 27, 2008, the Board adopted a proposal to compensate Directors for their service to the Company. The compensation for all Directors was set at $2,000 per month for service from February 7, 2007 to March 4, 2008, with each Director being paid in accordance with their term on the Board of Directors. For service from March 5, 2008 to December 31, 2008, the compensation for committee chairpersons was increased to $2,500, but compensation for other Directors or committee members remained at $2,000 per month. Any income tax owed by Directors in China on such compensation is deducted from the salary and paid to the tax authority by the Company, with any Directors outside of China arranging for the payment of any applicable income taxes. Previously, the Company did not pay compensation to its Directors.  All Directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director’s and/or committee meetings. The Company is in the process of evaluating whether to establish other compensation plans (e.g. options) in the future.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of the members of the Company’s Compensation Committee was an officer or employee of the Company, was a former officer of the Company, or had any relationship required to be disclosed under Item 404 of Regulation S-K.

During the last fiscal year, none of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2009, for each person known by the Company to be the beneficial owner of more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)

Common	Wang Xin (5)	3,150,000	10.37%

Common	Liu Yu, Director	6,150,000	20.25%

Common	Wang Zhibin	6,000,000	19.76%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On April 14, 2009, there were 29,756,000 shares of our common stock outstanding.  Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on April 14, 2009 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(5)	Mr. Wang Xin resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company on March 27, 2009.

The following table sets forth information regarding the beneficial ownership of Company common stock of each of our officers and directors and all our officers and directors as a group as of April 14, 2009.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)

Common	Guoji Liu, Chief Executive Officer and Director	—	—

Common	Liu Yu, Director	6,150,000	20.56%

Common	Zhao Hongwei, Chief Financial Officer	80,000	0.27%

Common	Naizhong Che, Director	—	—

Common	Peng Wang, Director	—	—

Common	Zhixiang Zhang, Director	—	—

Common	Directors and executive officers as a group (6 persons)	6,230,000	20.78%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On April 14, there were 29,756,000 shares of our common stock outstanding.  Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on April 14, 2009 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2008,

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	614,000	(1)	2.26	(1)	3,886,000
Equity compensation plans not approved by security holders	None		None		None
Total					3,886,000

(1)
As of December 31, 2008, options to purchase 614,000 shares of common stock at an exercise price of $2.26, the close price on the grant date, April 2, 2008, were issued under the 2007 Omnibus Long-Term Incentive Plan.  As of April 14, 2009, none of the grantees has executed these stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

Other than the Company's Code of Business Conduct and Ethics, the Board does not have a specific written policy regarding the review of related party transactions. The Board does, however, follow certain procedures relating to the approval of transactions involving related parties. Related parties generally include executive officers and directors, stockholders owning more than 5% of the Company’s common stock or immediate family members of any such persons. A related party transaction will be approved only if it is disclosed to the Board and is approved by a majority of the disinterested members of the Board. Prior to approving any related party transaction, the members of the Board reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of the Company’s stockholders. No director that is an interested party in a transaction may participate in the discussion or approval of such transaction. Other than as disclosed below, during fiscal year ended December 31, 2008, based on written representations from the executive officers and directors of the Company, there were no related party transactions.

Messrs. Wang Xin and Liu Yu have outstanding loans to the Company in the amount of $457,000, which loans are unsecured, interest-free and must be repaid by the Company upon demand by the noteholder.

Mr. Wang Zhibin, a former director of the Company, has an outstanding loan to the Company in the amount of $131,000, which is unsecured, interest-free must be repaid by the Company upon demand by the noteholder.

The Company has bank loans of $9,484,000 guaranteed by Mr. Liu Yu. (See the table on Page F-19)

Director Independence

Messrs. Naizhong Che, Peng Wang and Zhixiang Zhang are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to the AMEX Rules and the rules of the Securities and Exchange Commission. All of the members of our Board of Directors’ Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the AMEX Rules and the rules of the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

Our independent accountant is PKF Certified Public Accountants. As reported in our Form 8K filed on October 22, 2008, the Company appointed PKF Certified Public Accountants as its independent accountant effective as of October 21, 2008. Our previous independent accountant was Marzars CPA Limited who has reviewed and commented our Form 10K for the fiscal year ended December 31, 2007 and our Form 10Qs for the quarters ended March 31, 2008 and June 30, 2008.

Audit Fees

During the fiscal year ended December 31, 2008, the fees for our principal accountant were $115,000 which included $30,000 for three quarterly reviews, and $85,000 for the preparation of this annual report on Form 10-K. During the fiscal year ended December 31, 2007, the fees for our principal accountant were $90,000, which was composed of $22,500 for two quarters review and $67,500 for the preparation of the annual report on Form 10-K.

Audit Related Fees

During the fiscal years ended December 31, 2008 and December 31, 2007, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended December 31, 2008 and December 31, 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2008 and December 31, 2007, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the preservation of the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2008 and 2007, under the categories Audit-Related and All Other fees described above, were approved by the Audit Committee, or the Board of Directors acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

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

10.4
Master Distributor Agreement, dated as of August 7, 2008, by and between Beijing Orsus Xelent Technology & Trading Company Limited and Beijing Xingwang Shidai Commerce Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2008)

Exhibit Number	Exhibit Description

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

16.1
Letter from Mazars CPA Limited to the Securities and Exchange Commission dated October 21, 2008 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008)

21.1	List of Subsidiaries *

23.1	Consent of Mazars CPA Limited *

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

*       Filed herewith

Orsus Xelent Technologies, Inc.
Consolidated Financial Statements

Year ended December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Orsus Xelent Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Orsus Xelent Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orsus Xelent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Orsus Xelent Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: March 31, 2008

Orsus Xelent Technologies, Inc.
Consolidated Statements of Income and Comprehensive Income
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

	Year ended December 31,
	2008	2007
	US$’000	US$’000

Operating revenue - Net sales	107,827	89,923
Cost of operating revenue	(93,298)	(74,174)

Gross profit	14,529	15,749

Operating expenses:
Sales and marketing	486	553
General and administrative	2,151	2,213
Research and development	429	340
Depreciation	97	142
Allowance for obsolete inventories	-	875
Loss on disposal of property, plant and equipment	-	71

	3,163	4,194

Operating income	11,366	11,555
Other income (expenses)
Interest expenses	(982)	(989)
Other income, net - Note 5	2,785	765

Income before income taxes	13,169	11,331
Income taxes - Note 6	(1,873)	(1,648)

Net income	11,296	9,683

Other comprehensive income
Foreign currency translation adjustment	2,483	1,931

Comprehensive income	13,779	11,614

Earnings per share – Note 7
Basic and diluted (US$)	0.38	0.33

Weighted average number of common
stock outstanding	29,756,000	29,756,000

See accompanying Notes to Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

	As of December 31,
	2008	2007
ASSETS	US$’000	US$’000

Current assets
Cash and cash equivalents	102	2,928
Trade accounts receivables – Note 8	82,076	57,743
Inventories, net	-	4
Trade deposits paid, net	8,441	839
Other current assets - Note 9	1,859	4,196
Pledged deposit	1,287	1,206

Total current assets	93,765	66,916
Property, plant and equipment, net - Note 10	241	318

TOTAL ASSETS	94,006	67,234

LIABILITIES

Current liabilities
Short-term bank loans - Note 11	9,484	9,160
Short-term loan from a non-financial institution - Note 12	57	-
Current portion of mortgage loan - Note 13	12	68
Trade accounts payables	16,353	10,854
Accrued expenses and other accrued liabilities	12,319	8,048
Trade deposits received	1,934	1,709
Due to directors - Note 16(b)	457	323
Provision for warranty	-	123
Tax payable	4,989	3,047

Total current liabilities	45,605	33,332

Non-current liability
Mortgage loan - Note 13	-	5

COMMITMENT AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY

Preferred stock - US$0.001 par value: Authorized 100,000,000 shares;
none issued and outstanding	-	-
Common stock - US$0.001 per share : Authorized 100,000,000 shares;
issued and outstanding 29,756,000 shares as of December 31, 2008
and 2007	30	30
Additional paid-in capital	3,209	2,484
Dedicated reserves - Note 14	1,042	1,042
Accumulated other comprehensive income	5,389	2,906
Retained earnings	38,731	27,435

TOTAL STOCKHOLDERS’ EQUITY	48,401	33,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	94,006	67,234

See accompanying Notes to Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

					Accumulated
	Common stock		Additional		other
	No. of		paid-in	Dedicated	comprehensive	Retained
	shares	Amount	capital	reserves	income	earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2007	29,756,000	30	2,484	1,042	975	17,752	22,283
Net income	-	-	-	-	-	9,683	9,683
Foreign currency translation
adjustment	-	-	-	-	1,931	-	1,931

Balance as of January 1, 2008	29,756,000	30	2,484	1,042	2,906	27,435	33,897
Net income						11,296	11,296
Compensation costs for stock
options granted	-	-	725	-	-	-	725
Foreign currency translation
adjustment	-	-	-	-	2,483	-	2,483

Balance as of December
31, 2008	29,756,000	30	3,209	1,042	5,389	38,731	48,401

See accompanying Notes to Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

	Year ended December 31
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	11,296	9,683
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation	97	142
Loss on disposal of property, plant and equipment	-	71
Allowance for doubtful accounts	-	587
Allowance for obsolete inventories	-	875
Write-back of trade accounts payable	2,401	-
Compensation costs for stock options granted	725	-
Changes in assets and liabilities:
Trade accounts receivables	(20,142)	(23,925)
Inventories	4	436
Trade deposits paid	(7,400)	7,952
Other current assets	2,549	(4,104)
Trade accounts payables	2,338	(865)
Accrued expenses and other accrued liabilities	3,582	3,167
Trade deposits received	168	1,441
Provision for warranty	(129)	66
Tax payable	1,713	1,664

Net cash flows used by operating activities	(2,798)	(2,810)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(199)
Repayment of loans to third parties	-	308

Net cash flows provided by investing activities	-	109

Cash flows from financing activities
Advances from directors	120	99
New loans from banks and a non-financial institution	9,393	5,317
Repayment of loans from banks	(9,689)	(2,783)

Net cash flows provided (used) by financing activities	(176)	2,633

Net change in cash and cash equivalents	(2,974)	(68)
Effect on exchange rate changes	148	575
Cash and cash equivalents, beginning of year	2,928	2,421

Cash and cash equivalents, end of year	102	2,928

Supplemental disclosure for cash flow information
Interest paid	977	732
Income taxes paid	140	47

See accompanying Notes to Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

1.	Corporate information

Orsus Xelent Technologies Inc. (“ORS” or the “Company”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004.

Prior to the reorganization with United First International Limited (“UFI”), a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”), on March 31, 2005, ORS was a development stage company had no operations or revenues. ORS exited the development stage after the recapitalization.

Upon the completion of the reorganization, ORS assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited (“BOXT”) (English translation for identification purpose only), an enterprise incorporated in Beijing, the PRC that is engaged in the business of design, retail and wholesale distribution of cellular phones.

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated in the British Virgin Islands (“BVI”) with issued capital of US$2. OXHBVI is 100% owned by ORS and the principal activity of OXHBVI is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated in HK with issued capital of Hong Kong dollar 100 (equivalent to US$13).  OXTHK is engaged in trading of cellular phone and accessories and is 100% owned by OXHBVI.

2.	Description of business

The Company is principally engaged in the business of designing, manufacturing and distributing economically priced cellular phones for retails and wholesale distribution.  In February 2004, the Company registered “ORSUS” with the State Administration for Industry and Commerce in the PRC as its trademark, which also known as “Orsus Cellular” within the industry.  In January 2007, the trademark “PROXLINK” was registered for the Company’s specialized application mobile series.

3.	Summary of significant accounting policies

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Revenue recognition

Net sales represent the invoiced value of goods sold, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.  The Company has a policy of including handling costs incurred for finished goods, which are not significant, in sales and marketing expenses.

Research and development

All cost of research and development activities are expensed as incurred.

Warranties

The Company offers warranties for products it manufactures.  Terms generally are for one year from the date of sales.  Provision for warranty expense is established for costs that are expected to be incurred after the sales and delivery of products under warranty.  The Company did not provide for anticipated warranty expense as of December 31, 2008 as all warranties had expired while the provision as of December 31, 2007 was US$67.  The Company paid no warranty claims during the year ended December 31, 2008 and paid US$1 during the year ended December 31, 2007.  The warranty provision is determined based on known product failures, historical experience of the level of repairs and replacements, and other currently available evidence.

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in various countries of operations.

Income tax expense is computed based on pre-tax income included in the consolidated statement of operations.  Income taxes are provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and their reported amounts.  The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.

Operating leases

Lease where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires the presentation of comprehensive income, in addition to the existing statement of operations.  Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investment by owners and distributions to owners.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Trade accounts receivables

Trade accounts receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimated collectibility of trade accounts receivables are recorded in the results of operations for the year in which the estimate is revised.  No allowance for uncollectible amounts was provided for as of December 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of weighted average cost or market.  Potential losses from obsolete and slow-moving inventories are provided for when identified.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing that asset to its present working condition and location for its intended use.  Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

Depreciation is provided to write off the cost of property, plant and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the following methods:

Mould	Sum-of-the-units methods
Leasehold improvement	Straight-line method over the lease term
Machinery and equipment	Straight-line method at 20% p.a.
Office equipment	Straight-line method at 20% p.a.
Motor vehicles	Straight-line method at 20% p.a.

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

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Foreign currency translation

The functional currency of the Company is Renminbi (“RMB”) as a substantial portion of the Company’s business activities are denominated in RMB.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars (“US$”).  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect as of December 31, 2008 and 2007 were RMB1 for US$0.1459 and US$0.1313 respectively.  There was no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

Note: all financial figures mentioned in the note are in dollar amounts.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars and US$.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade accounts receivables, provision for warranty, the estimation on useful lives and residual values of property, plant and equipment, taxes and contingencies.  Actual results could differ from these estimates.

Segment information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and in assessing performance.  The Company operates in a single business segment of trading of cellular phones.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Segment information (continued)

The Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” and it operates in more than one geographical areas.  Segment information is disclosed in note 4 to the consolidated financial statements.

Advertising and transportation expenses

Advertising and transportation costs are charged to expense as incurred.

The Company had no advertising expenses for the years ended December 31, 2008 and 2007.

Transportation expenses amounted to $237 and $107 for the years ended December 31, 2008 and 2007 respectively are included in selling expenses.

Fair value of financial instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

The carrying amounts of the Company’s financial assets and liabilities approximate their fair values due to short maturities.

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

During 2008, the Company has accounted for compensation expense for stock-based employee compensation plans in accordance with SFAS 123(R) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123(R), and consequently has not retroactively adjusted results from prior periods. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The Company had a stock-based employee compensation plan as of December 31, 2008, details of which are set out in note 17 to the consolidated financial statements.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented conformity with U.S. GAAP.  SFAS 162 is effective on November 15, 2008.  The adoption of the statement did not result in change in the Company’s current practices.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management anticipates the adoption of this statement will have no material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management anticipates the adoption of this statement will have no material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management anticipates the adoption of this statement will have no material effect on the Company's consolidated financial statements.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for the Company’s fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's consolidated financial statements.

4.	Concentrations

The Company is engaged principally in the design and trading of cellular phones primarily to four dealers in the PRC.  The Company buys certain major materials from five major suppliers.  In addition, the Company subcontracts material purchasing and assembly works of cellular phones mainly to five subcontracting factories.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.  On the other hand, the diversification of suppliers will reduce the risk of increasing production cost.

(a)           Customers accounted for over 10% of the Company’s operating revenue are as follows:

	Year ended December 31,
	2008	2007
	%	%

Customer A	87	92
Customer B	10	3

No trade deposit was received from the above customers as of December 31, 2008 and 2007 respectively.  Trade accounts receivables from the above customers were US$79,039 and US$54,893 as of December 31, 2008 and 2007 respectively.

(b)           Suppliers accounted for over 10% of the Company’s purchases are as follows:

	Year ended December 31,
	2008	2007
	%	%

Supplier A	36	-
Supplier B	19	5
Supplier C	15	14
Supplier D	10	35
Supplier E	-	15

Gross trade deposits paid to the above suppliers were US$140 and US$410 as of December 31, 2008 and 2007 respectively.  Trade payables owed to the above suppliers were US$8,243 and US$2,990 as of December 31, 2008 and 2007 respectively.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

4.           Concentrations (continued)

(c)	The Company’s revenue for the years ended December 31, 2008 and 2007 were derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:
	As of December 31,
	2008	2007
	US$’000	US$’000

PRC	237	312
Hong Kong	4	6

Total long-lived assets	241	318

5.	Other income, net

The Company’s other income of 2008 included a write-back of trade accounts payables due to suppliers in the amount of US$2,401.

6.	Income taxes

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

UFI and OXTHK, both were incorporated in Hong Kong, had no assessable income for the years presented.  Accordingly, Hong Kong Profits Tax has not been provided for the current and prior reporting years.  Hong Kong Profits Tax in the consolidated statements of income for the year represented under-provision for prior years’ estimated assessable income of OXTHK.

The Company’s income is principally generated in the PRC by BOXT. Since BOXT is registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax (“EIT”) of 24% for two years commencing from fiscal year 2005, followed by a 50% reduction for the next three years.

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different EIT laws. The NEITL unifies the enterprise tax laws applicable to both DE and FIE commencing in fiscal year beginning from January 1, 2008 and DE and FIE are subject to EIT at 25% thereafter.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

6.	Income taxes (continued)

By virtue of the NEITL, BOXT was subject to the unified EIT rate of 25% commencing from January 1, 2008.  However, the 50% tax reduction, which has already been obtained by BOXT under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by BOXT until the year to expiry in 2009.

Since January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2008 and 2007, the Company identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it was required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the years ended December 31, 2008 and 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the year ended December 31, 2008, no interest or penalties were recorded.

(a)	Income tax expenses comprised the following:
	Year ended December 31,
	2008	2007
	US$’000	US$’000
Current tax
Hong Kong	98	-
PRC	1,775	1,648

	1,873	1,648

(b)	Reconciliation from the expected statutory tax rate in the PRC of 25% (2007 : 24%) is asfollows:
	Year ended December 31,
	2008	2007
	%	%

Statutory rate - the PRC	25.0	24.0
Under-provision for prior year	0.7	-
Tax holiday	(13.5)	(14.9)
Tax non-deductible items	2.0	5.5

Effective tax rate	14.2	14.6

During the years ended December 31, 2008 and 2007, the aggregate amounts of benefit from tax holiday were US$1,775 and US$1,404 respectively and the respective effective on earnings per share effect was US$0.06 and US$0.05 respectively.

Note: The per share amounts mentioned in this note are in dollar amount.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

7.	Earnings per share

Basic earning per share is computed based on the net income for the years presented and on the weighted average number of shares of common stock outstanding during each year.

The calculation of diluted earnings per share is based on net income for the years presented and on the weighted average number of shares of common stock outstanding during each year and adjusted for the effects of all dilutive potential shares of common stock outstanding during the year.

614,000 shares of stock options, which were granted by the Company during the year ended December 31, 2008 and outstanding as of that date, had not been included in the computation of diluted earnings per share for the year ended December 31, 2008 because to do so would have anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for both years are the same.

8.	Trade accounts receivables

Included in trade accounts receivables as of December 31, 2008 was a balance of US$77,740 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”).  On August 7, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation (“Zhonghui”), a third-party guarantee company licensed by the PRC government, and BOXT whereby Zhonghui agrees to guarantee up to RMB300 million for the principal debt, interest, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement signed between BOXT and Xingwang. The Guarantee Contract was effective as of July 20, 2008 and provides a guarantee of all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008.  Such trade accounts receivables are guaranteed for a period of two years from the date they are due.

9.	Other current assets

Other current assets included an amount of other receivable with a balance of US$1,729 which was related to the deposit paid for the potential acquisition of Hebei Leimeng Times Telecommunication Equipment Co., Ltd.  The potential acquisition was terminated during the year ended December 31, 2008.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

10.	Property, plant and equipment, net
	As of December 31,
	2008	2007
	US$’000	US$’000

Mould	4	4
Leasehold improvements	131	123
Plant and machinery	20	19
Office equipment	303	284
Motor vehicles	303	284

	761	714
Accumulated depreciation	(520)	(396)

Property, plant and equipment, net	241	318

Property, plant and equipment with an aggregate net book value of US$170 and US$177 as of December 31, 2008 and 2007 respectively were collateralized for the mortgage loan granted to a subsidiary of the Company as set out in note 13 to the consolidated financial statements.

11.	Short-term bank loans

All bank loans are secured by personal guarantee provided by the director, Mr. Liu Yu.  Bank loans amounted to US$6,857 and US$6,699 as of December 31, 2008 and 2007 respectively were further secured by a pledged deposit of US$1,287 and US$1,206 respectively and the guarantee provided by a guaranty company.  Remaining bank loans of US$2,627 and US$2,461 as of December 31, 2008 and 2007 respectively were further secured by co-guarantees provided by two third party companies and a major customer of the Company.  All bank loans are repayable within one year and bear interest ranging from 8.964% to 10.080% per annum.

12.	Short-term loan from a non-financial institution

The short-term loan was provided by a third party company.  It is unsecured, interest-free and repayable on September 19, 2008.

The loan was overdue as of December 31, 2008 and the Company had repaid the loan subsequent to the balance sheet date.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

13.	Mortgage loan

The mortgage loan was collateralized by a motor vehicle of a subsidiary of the Company as set out in note 10 to the consolidated financial statements and a personal guarantee provided by the director, Mr. Wang Xin. The loan carries a fixed interest rate of 7.56% per annum and is repayable on February 9, 2009.

	As of December 31,
	2008	2007
	US$’000	US$’000

Current portion	12	68
Non-current portion	-	5

	12	73

14.	Dedicated reserves

The Company’s income is substantially contributed by BOXT, a company incorporated in the PRC.  Income of BOXT is distributable to its equity owners after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

Prior to the re-organization to a WOFIE in November 2005, dedicated reserves of BOXT included a statutory surplus reserve and a statutory public welfare fund.  In accordance with the relevant PRC Companies Law and rules and regulations, BOXT was required to transfer amounts equivalent to at least 10% and 5% of its annual after-tax income to the statutory surplus reserve and statutory public welfare fund, respectively.

The statutory surplus reserve can only be utilized to offset prior years’ losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building staff quarters or housing.  No distribution of the remaining reserves shall be made other than on liquation of BOXT.

Since BOXT re-registered as a WOFIE, in accordance with its Articles of Association and the relevant PRC regulations, it is required to transfer to a general reserve fund an amount not less than 10% of the annual after-tax income until the balance of the reserve reaches 50% of BOXT’s registered capital and to a staff welfare and bonus fund an amount to be determined by the directors.  No such transfer was made during the years presented.

The general reserve fund can be used to make good losses in previous years.  The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers of the subsidiary, is of a capital nature.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

15.	Pension costs

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees.  The pension expenses were US$59 and US$63 for the years ended December 31, 2008 and 2007 respectively.

16.	Related party transactions

(a)	Name and relationship of related parties

Related party	Relationship

Mr. Wang Xin	Director and stockholder of the Company
Mr. Liu Yu	Director and stockholder of the Company

(b)	Summary of related party balances
	As of December 31,
	2008	2007
	US$’000	US$’000
Due to directors
Mr. Wang Xin and Mr. Liu Yu	457	323

Bank loans guaranteed by Mr. Liu Yu	9,484	6,699

Mortgage loan guaranteed by Mr. Wang Xin	12	73

The amounts due to directors are unsecured, interest-free and repayable on demand.

17.	Stock option plan

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

On April 2, 2008, stock options to subscribe total of 614,000 shares of the Company’s common stock were granted to certain directors, senior officers and other key employees of the Company at an exercise price of US$2.26 per share. The options granted are exercisable from July 2, 2008.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

17.	Stock option plan (continued)

In accordance with the terms of the share-based payment arrangement, the aforementioned options were vested on the date of grant.  A summary of the share option plan activity during the year ended December 31, 2008 is presented below:

Number of share options

As of January 1, 2008	-
Granted	614,000
Exercised	-
Cancelled/lapsed	-

As of December 31, 2008	614,000

According to the valuation report dated August 1, 2008 issued by an independent professional valuer, the fair value of the options granted in April 2008 was US$725, which was estimated on the date of grant using Binomial Lattice option pricing model. Where relevant, the expected life used in the model has been adjusted based on management’s best estimate for the effects of transferability, exercise restrictions and behavioral consideration.  Compensation expense was charged to income as the benefit was fully vested on the date of grant.  Key assumptions included in the estimation are as follows:

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

18.	Commitments and contingencies

(a)	Operating lease commitments

As of December 31, 2008 and 2007, the Company had non-cancelable operating leases for its office premises, under which the expected rental payment due within the next year was US$53 and US$82 respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers.  BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of December 31, 2008 and 2007, there were sales amounted to US$175,834 and US$117,824 respectively of which VAT invoices have not yet been issued.

Furthermore, BOXT reports its revenue for PRC EIT purposes when VAT invoices are issued instead of when goods are delivered.  The unbilled revenue will be reported to the tax authority and become taxable when the VAT invoices are issued.

Orsus Xelent Technologies, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
(Dollars in thousand except share data and per share amounts)

18.	Commitments and contingencies (continued)

(b)	Contingencies (continued)

Tax penalty (continued)

The above practices are not in strict compliance with the relevant PRC laws and regulations in respect of VAT and EIT. Despite the fact that BOXT has made full provision on VAT and EIT including any estimated surcharge in the consolidated financial statements, BOXT may be subject to a penalty for the deferred reporting of the above tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more likely than not that the penalty will not be imposed.

Financial guarantee contract

On June 20, 2007, BOXT entered into a guarantee contract for three years through June 16, 2010 to serve as a guarantor of a bank loan amounting to approximately US$17,508 (equivalent to RMB120,000) granted to an independent third party, CECT-Chinacom Communications Co., Ltd. (“CECT”) by Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth therein, including but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn and filing for bankruptcy.

According to a valuation report dated March 20, 2009 issued by an independent professional valuer, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2008, which was estimated by the independent professional valuer, that BOXT could be required to make under the guarantee contract was amounted to approximately US$469 (2007: US$102), equivalent to approximately RMB3,216 (2007: RMB745).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

	By:	/S/ Guoji Liu
Guoji Liu
Chief Executive Officer

DATED: April 15, 2009

____________________

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Guoji Liu as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the U. S. Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guoji Liu	Chief Executive Officer	April 9, 2009
Guoji Liu	(Principal Executive Officer) and
Director

/s/ Zhao Hongwei	Chief Financial Officer (Principal	April 9, 2009
Zhao Hongwei	Accounting Officer)

/s/ Liu Yu	Chairman of the Board of	April 9, 2009
Liu Yu	Directors

/s/ Naizhong Che	Director	April 9, 2009
Naizhong Che

/s/ Peng Wang	Director	April 9, 2009
Peng Wang

/s/ Zhixiang Zhang	Director	April 9, 2009
Zhixiang Zhang

Index to Exhibits

Exhibit Number	Exhibit Description

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

10.4
Master Distributor Agreement, dated as of August 7, 2008, by and between Beijing Orsus Xelent Technology & Trading Company Limited and Beijing Xingwang Shidai Commerce Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

16.1
Letter from Mazars CPA Limited to the Securities and Exchange Commission dated October 21, 2008 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008)

Exhibit Number	Exhibit Description

21.1	List of Subsidiaries *

23.1	Consent of Mazars CPA Limited *

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

*       Filed herewith