Form 10-Q
period 2009-03-31
Orsus Xelent Technologies Inc
filed 2009-05-20
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐                      No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common Stock, $.001 par value per share	29,756,000 shares

PART I – FINANCIAL INFORMATION
Item 1.                   Condensed Consolidated Financial Statements

For the three months ended March 31, 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Other Comprehensive Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity	4

Notes to Condensed Consolidated Financial Statements	5 - 14

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
For the three months ended March 31, 2009 and 2008
(Dollars in thousand except share data and per share amounts)

	(Unaudited) Three months ended March 31,
	2009	2008
	US$’000	US$’000

Operating revenue - Net sales	19,724	20,719

Cost of operating revenue	(16,632)	(17,501)

Gross income	3,092	3,218

Operating expenses:
Sales and marketing	123	103
General and administrative	266	436
Research and development	17	115
Depreciation	23	25

	429	679

Operating income	2,663	2,539

Other income (expenses)
Interest expenses	(222)	(238)
Other income, net	17	164

Income before income taxes	2,458	2,465

Income taxes - Note 5	(323)	(548)

Net income	2,135	1,917

Other comprehensive income
Foreign currency translation adjustment	64	1,466

Comprehensive income	2,199	3,383

Earnings per share - Note 6

Basic and diluted (US$)	0.07	0.06

Weighted average number of common
stock outstanding	29,756,000	29,756,000

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Dollars in thousand except share data and per share amounts)

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
ASSETS	US$’000	US$’000

Current assets
Cash and cash equivalents	52	102
Trade accounts receivable - Note 7	86,726	82,076
Trade deposits paid, net	335	8,441
Other current assets	1,813	1,859
Pledged deposit	1,288	1,287

Total current assets	90,214	93,765
Property, plant and equipment, net - Note 9	218	241

TOTAL ASSETS	90,432	94,006

LIABILITIES

Current liabilities
Short-term bank loans - Note 10	9,378	9,484
Short-term loan from a non-financial institution	-	57
Current portion of mortgage loan	-	12
Trade accounts payable	9,997	16,353
Accrued expenses and other accrued liabilities	13,019	12,319
Trade deposits received	1,935	1,934
Due to directors - Note 11(b)	219	457
Tax payable	5,284	4,989

TOTAL LIABILITIES	39,832	45,605

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS’ EQUITY

Preferred stock - US$0.001 par value: Authorized 100,000,000 shares;
none issued and outstanding	-	-
Common stock - US$0.001 per share : Authorized 100,000,000 shares;
issued and outstanding 29,756,000 shares as of March 31, 2009
and December 31, 2008	30	30
Additional paid-in capital	3,209	3,209
Dedicated reserves	1,042	1,042
Accumulated other comprehensive income	5,453	5,389
Retained earnings	40,866	38,731

TOTAL STOCKHOLDERS’ EQUITY	50,600	48,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	90,432	94,006

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Dollars in thousand except share data and per share amounts)

	(Unaudited) Three months ended March 31,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities

Net income	2,135	1,917
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation	23	25
Changes in assets and liabilities:
Trade accounts receivable	(4,545)	(13,717)
Inventories	-	4
Trade deposits paid	8,116	(1,486)
Other current assets	48	(5)
Trade accounts payable	(6,375)	8,946
Accrued expenses and other accrued liabilities	696	677
Trade deposits received	-	133
Due to directors	(250)	32
Tax payable	289	476

Net cash flows provided by (used in) operating activities	137	(2,998)

Cash flows from financing activities

Advance from a director	-	83
New loans from banks	2,512	2,563
Repayment of loans from banks and a non-financial institution	(2,687)	(2,563)
Repayment of mortgage loans	(12)	(10)

Net cash flows (used in) provided by financing activities	(187)	73

Net change in cash and cash equivalents	(50)	(2,925)
Effect of foreign currency translation on cash and cash equivalents	-	183
Cash and cash equivalents, beginning of period	102	2,928

Cash and cash equivalents, end of period	52	186

Supplemental disclosure for cash flow information

Interest paid	43	238
Interest received	-	38
Income taxes paid	34	77

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2009 and 2008
(Dollars in thousand except share data and per share amounts)

	Common
	stock issued		Additional		Other
	No. of		paid-in	Dedicated	comprehensive	Retained
	shares	Amount	capital	reserves	income	earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2008	29,756,000	30	2,484	1,042	2,906	27,435	33,897
Net income	-	-	-	-	-	1,917	1,917
Foreign currency translation
adjustment	-	-	-	-	1,466	-	1,466

Balance as of March
31, 2008 (Unaudited)	29,756,000	30	2,484	1,042	4,372	29,352	37,280

Balance as of January 1, 2009	29,756,000	30	3,209	1,042	5,389	38,731	48,401
Net income	-	-	-	-	-	2,135	2,135
Foreign currency translation
adjustment	-	-	-	-	64	-	64

Balance as of March
31, 2009 (Unaudited)	29,756,000	30	3,209	1,042	5,453	40,866	50,600

See accompanying Notes to Condensed Consolidated Financial Statements

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

1.	Corporate information

Orsus Xelent Technologies Inc. (“ORS” or the “Company”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004.

Prior to the reorganization with United First International Limited (“UFI”), a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”) on March 31, 2005, ORS was a development stage company which had no operations or revenues. ORS exited the development stage after the recapitalization.

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

The Company is principally engaged in the business of designing, manufacturing and distributing economically priced cellular phones for retails and wholesale distribution.  In February 2004, the Company registered “ORSUS” with the State Administration for Industry and Commerce in the PRC as its trademark, which is also known as “Orsus Cellular” within the industry.  In January 2007, the trademark “PROXLINK” was registered for the Company’s specialized application mobile series.

3.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K dated April 15, 2009.

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
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

In the opinion of the management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP.  The results of the three-month periods presented do not necessarily indicate the results that may be expected for the full year.

Basis of consolidation

The financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understanding their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosure about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement has no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

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

(a)
During the periods ended March 31, 2009 and 2008, the Company’s operating revenue was solely derived from one customer. There was no trade deposit received from that customer as of March 31, 2009 and December 31, 2008 respectively.  Trade accounts receivables from that customer were US$82,384 and US$77,740 as of March 31, 2009 and December 31, 2008 respectively.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.	Concentrations (continued)

(b)	Suppliers accounted for over 10% of the Company’s purchases are as follows:

	(Unaudited) Three months ended March 31,
	2009	2008
	%	%

Supplier A	56	-
Supplier B	44	-
Supplier C	-	33
Supplier D	-	26
Supplier E	-	22
Supplier F	-	17

Gross trade deposits paid to the above suppliers were US$3,406 and US$8,114 as of March 31, 2009 and December 31, 2008 respectively.  Trade payables owed to the above suppliers were US$4,624 and US$6,961 as of March 31, 2009 and December 31, 2008 respectively.

(c)	The Company’s revenue for the period ended March 31, 2009 and 2008 were derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
	US$’000	US$’000

PRC	215	237
Hong Kong	3	4

Total long-lived assets	218	241

5.	Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.	Income taxes (continued)

OXHBVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

UFI and OXTHK, both were incorporated in Hong Kong, had no assessable income for the periods presented.

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

By virtue of the NEITL, BOXT was subject to the unified EIT rate of 25% with effect from January 1, 2008. However, the 50% tax reduction, which has already been obtained by BOXT under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by BOXT, until the year to expiry at 2009.

Since January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of March 31, 2009 and December 31, 2008, the Company identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it was required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2009 and during the year ended December 31, 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2009 and 2008, no interest or penalties were recorded.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.	Income taxes (continued)

(a)	Income tax expenses comprised the following:

	(Unaudited) Three months ended March 31,
	2009	2008
	US$’000	US$’000
Current tax
United States	-	-
Hong Kong	-	228
PRC	323	320

	323	548

(b)           Reconciliation from the expected statutory tax rate in the PRC of 25% (2008 : 24%) is as follows:
	(Unaudited) Three months ended March 31,
	2009	2008
	%	%

Statutory rate - the PRC	25.0	24.0
Difference in tax rates in the country that the subsidiary of the Company operates	-	(3.4)
Tax exempted items	(15.2)	(13.8)
Tax non-deductible items	3.3	15.4

Effective tax rate	13.1	22.2

During the three months ended March 31, 2009 and 2008, the aggregate amounts of benefit from tax holiday were US$323 and US$320 respectively and the respective effective on earnings per share effect was US$0.01 and US$0.01 respectively.

Note: The per share amounts mentioned in this note are in dollar amount.

6.	Earnings per share

Basic earnings per share is computed based upon the net income for the periods presented and on the weighted average number of shares of common stock outstanding during each period.

The calculation of diluted earnings per share is based on net income for the periods presented and on the weighted average number of shares of common stock outstanding during each period and adjusted for the effects of all dilutive potential shares of common stock outstanding during the period.

614,000 shares of stock options outstanding during the three months ended and as of March 31, 2009 have not been included in the computation of diluted earnings per share for the current reporting period since to do so would have an anti-dilutive effect.  During the three months ended March 31, 2008, the Company did not have any dilutive instrument.  Accordingly, the basic and diluted earnings per share for both periods are the same.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

7.	Trade accounts receivable

Included in trade accounts receivable as of March 31, 2009 was a balance of US$82,384 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”).  On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation, a third-party guarantee company licensed by the PRC government (“Zhonghui”), and BOXT whereby Zhonghui agrees to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,824), for the principal debt, interest, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement signed between BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee of all of the accounts receivable that are or may become outstanding from Xingwang to the Company from January 1, 2009 through December 31, 2009. Such accounts receivable are guaranteed for a period of two years from the date it is due.

8.	Other current assets

Other current assets included an amount of other receivable with a balance of US$1,731 which was related to the deposit paid for the potential acquisition of Hebei Leimeng Times Telecommunication Equipment Co. Ltd.  The potential acquisition was terminated during the year ended December 31, 2008.

9.	Property, plant and equipment, net

Property, plant and equipment are summarized as follows:
	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	131	131
Plant and machinery	20	20
Office equipment	303	303
Motor vehicles	303	303

	761	761
Accumulated depreciation	(543)	(520)

	218	241

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

10.	Short-term bank loans

All bank loans are secured by personal guarantee provided by the director, Mr. Liu Yu. Bank loan amounted to US$6,866 as of March 31, 2009 and US$6,857 as of December 31, 2008 is further secured by a pledged deposit of US$1,288 as of March 31, 2009 and US$1,287 as of December 31, 2008 and guarantee provided by a guaranty company. Remaining bank loan of US$2,512 as of March 31, 2009 and US$2,627 as of December 31, 2008 is further secured by co-guarantees provided by two third party companies and a major customer of the Company. All bank loans are repayable within one year and bear interest ranging from 6.372% to 10.080% per annum.

11.	Related party transactions

(a)	Name and relationship of related parties

Related party	Relationship

Mr. Liu Yu	Director and stockholder of the Company
Mr. Wang Xin	Stockholder and former director of the Company

(b)	Summary of related party balances

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
	US$’000	US$’000
Due to directors
Mr. Liu Yu	219	219
Mr. Wang Xin (resigned on March 27, 2009)	-	238

	219	457

Bank loans guaranteed by Mr. Liu Yu	9,378	9,484

As of March 31, 2009, the amount due to Mr. Wang Xin was US$250 which was included in “Accrued expenses and other accrued liabilities” under current liabilities.

The amounts due to directors are unsecured, interest-free and repayable on demand.

12.	Pension costs

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees.  The pension expenses were US$22 and US$8 for the three months ended March 31, 2009 and 2008 respectively.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

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

In accordance with the terms of the share-based payment arrangement, the aforementioned options were vested at the date of grant.  A summary of the share option plan activity during the period ended March 31, 2009 is presented as below:

Number of share options

As of January 1, 2009	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-

As of March 31, 2009	614,000

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

14.	Segment information

During the three-month periods ended March 31, 2009 and 2008, all revenue of the Company is derived from its business of designing for retail and wholesale distribution cellular phones. Accordingly, no financial information by business segment is presented.

The Company operates in the PRC and all its revenue and operating profit are from the PRC. Accordingly, no geographical analysis is presented.

Orsus Xelent Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

15.	Commitments and contingencies

(a)	Operating lease commitments

As of March 31, 2009 and December 31, 2008, the Company had non-cancelable operating leases for it office premises, under which the expected rental payment due within the next year was US$39 and US$53 respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue for VAT purposes when invoices are issued. As of March 31, 2009 and December 31, 2008, there were sales amounted to approximately US$194,291 and US$175,834 respectively for which VAT invoices have not yet been issued.

Furthermore, BOXT reports its revenue for PRC EIT purposes when VAT invoices are issued instead of when goods are delivered. All unbilled revenue will become taxable when invoices are issued.

The above practice is not in strict compliance with the relevant PRC laws and regulations in respect of VAT and EIT.  Despite the fact that BOXT has made full provision on VAT and EIT including any estimated surcharge in the condensed consolidated financial statements, BOXT may be subject to a penalty for the deferred reporting of the above tax obligations.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more likely than not that the penalty will not be imposed.

Financial guarantee contract

On June 20, 2007, BOXT entered into a guarantee contract for three years to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$17,530 (equivalent to RMB120,000) to an independent third-party, CECT-Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn and filing for bankruptcy.

According to a valuation report dated March 20, 2009 issued by an independent professional valuer, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2008, which was estimated by the independent professional valuer, that BOXT could be required to make under the guarantee contract was amounted to approximately US$470, equivalent to approximately RMB3,216.  The Company’s management assessed that the fair value of the undiscounted maximum potential amount of future payments as of March 31, 2009 did not materially differ from that as of December 31, 2008.

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

In April 2007, the Company’s common shares were approved for listing on NYSE Amex (formerly known as the American Stock Exchange) and began trading on NYSE Amex on May 10, 2007 under the ticker symbol “ORS”.  The Company's CUSIP Number is 68749U106.

Business Review

Although global economic turmoil still exists, thus far in 2009, China has begun to experience economic recovery in many industrial sectors, such as railway construction, highway construction and many other large infrastructure projects. However, recovery in consumer goods industries has grown at a much lower rate than the above-mentioned industrial sectors. The first quarter of 2009 should have been “peak season” for consumer goods industries because consumers typically spend more at New Year’s Day and Spring Festival, two important celebrations which occur in this quarter. Despite the gradual improvement in the Chinese economy, the cell phone market remains grim, as sales volume in the first quarter declined by 11% as compared to the same period last year.  However, positively, first quarter sales volume grew by approximately 10% compared to the previous quarter ended December 31, 2008. During the first quarter, sales of CDMA handsets increased very rapidly in the PRC cell phone market. In contrast, sales of GSM handsets grew at a much lower rate.

The Company sold 266,000 cell phone units during the first quarter of 2009. For the three months ended March 31, 2009, the Company generated revenue of $19,724,000, representing a decrease of 4.80% as compared to $20,719,000 for the same period in 2008, but still better position than the entire cell phone market, in which sales declined by 11% during the same period, as recently reported by Sino Market Research Limited. Meanwhile, the Company achieved a gross profit margin of 15.68%, an increase of 0.15% as compared to 15.53% earned a year earlier. The Company believes this increase is mainly attributable to its appropriate products strategy and its successful handling of the telecom carriers market. The Company continued to supply feature-rich, economically-priced, mid-level and low-end products – a different strategy than that of foreign brands, which tend to have higher costs and higher output prices. 62% of the products the Company sold in this quarter were priced below RMB1,000 (approximately $150). This has led to a decrease of $126,000 or 3.92% in the Company’s gross margin, from $3,218,000 earned in the three months ended March 31, 2008, to $3,092,000 for the three months ended March 31, 2009. Net income increased at a slower pace than it did in the previous year.

The Company believes there are four main influences on the current state of the cell phone market in the PRC.  First, the reorganization of domestic telecommunication operators has created a lag in market demand. In particular, the market demand for high-margin products was much lower than expected, because the telecom operators applied some preferential service packages to low-priced cell phones in order to safeguard improvement in their customer base and control costs while dealing with the fiercer competition. Second, the major force driving current cell phone sales in the PRC is rural customers, a majority of whom tend to favor less expensive, lower-end products. This strength is expected to grow continually as the PRC government further implements its national policies to bring more home appliances to rural households. Third, it is unknown when the far-reaching international financial crisis will hit its bottom and the PRC’s economic stimulus programs have mainly focused on infrastructure projects, rather than the consumer demand. Fourth, cell phones are gradually shifting from hi-tech products to fast-moving consumer goods, which, inevitably, will shape cell phone prices in a trend to decrease in the near future.

The Company is aware that the cell phone market in the PRC may continue to experience some difficulty in the early part of 2009, but it still projects that the industry will be in a better position in 2009 because (a) the reorganization of PRC telecom carriers is projected to lead to market development, and (b) new 3G technology is likely to encourage market demand.  With these projections in mind, the Company will continue to employ the following three operating strategies going forward:

1.
Safeguard our traditional sales channels and explore the possibility of selling more GSM cell phones in traditional markets.  The Company will use its key ability to create telephone models that respond precisely to market opportunities to target customer needs.

2.
Launch our own 3G products while telecom carriers are promoting the commercial use of 3G. Based on the relationships we have already built with the telecom carriers, we believe the Company will be able to establish a beneficial market share in this new era of telecom industry.

3.	Expand our industrial structure by consummating certain acquisitions using funds obtained from the capital markets in order to enhance our business foundation and long-term development.

In summary, the Company predicts at least some growth in both sales revenues and net income during the fiscal year ending December 31, 2009.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2009 and March 31, 2008, respectively:

	Three months ended March 31, 2009		Three months ended March 31, 2008		Comparison
	$000	% of Revenue	$000	% of Revenue	$000%
Revenue	19,724	-	20,719	-	(995)	(4.80)%
Cost of sales	16,632	84.32%	17,501	84.46%	(869)	(4.97)%
Sales & marketing expenses	123	0.62%	103	0.50%	20	19.42%
General & admin. expenses	266	1.35%	436	2.10%	(170)	(38.99)%
R&D expenses	17	0.09%	115	0.55%	(98)	(85.22)%
Depreciation	23	0.12%	25	0.12%	(2)	(8.00)%
Allowance for obsolete inventories	-	-	-	-	-	-
Finance cost	222	1.13%	238	1.15%	(16)	(6.72)%
Other net income	17	0.09%	164	0.79%	(147)	(89.63)%
Pre-tax profit	2,458	12.46%	2,465	11.90%	(7)	(0.28)%
Income tax	323	1.64%	548	2.64%	(225)	(41.06)%
Profit	2,135	10.82%	1,917	9.25%	218	11.37%

Revenues

Our revenues were $19,724,000 for the three months ended March 31, 2009, representing a decrease of 4.80% compared to $20,719,000 for the same period of 2008.

As stated in Business Review above, despite the global economic turmoil, we believe China's economy has began to improve gradually. However, it seems that the economy has mainly focused on large-scale projects instead of the consumer goods markets, as they have experienced a much slower recovery. In the Chinese cell phone market, sales volume has fallen by 11% as compared to the same period last year. During this quarter, the Company has continued to undertake its sales strategy of supplying feature-rich, low-priced, mid-level and low-end products. It has also put great efforts into developing new products tailored for telecom operators and expanding its sales channels beyond the enhanced traditional market in which products were traded at prices less than RMB1,000, or approximately $150. These strategies resulted in a positive trend in the Company’s sales revenue during the first quarter of 2009.

Products Segment

During the three months ended March 31, 2009, we had only one CDMA cell phone model, which generated revenues of $6,792,000:

•	T303 (MP3/MP4, Extended Standby), supplied by Beijing Shitong Changcheng Network Technologies Co, Ltd. (“Shitong Changcheng”)

During the three months ended March 31, 2009, sales of GSM products accounted for $12,935,000 of total revenue. Our GSM models include:

•	X555 (Extended Standby, Touch Screen, MP3/MP4, Radio), supplied by Shitong Changcheng;

•	X600 (Dual Simcards Simul-Standby, MP3/MP4, Touch Screen, Mega Pixel, Double Speakers, Radio, Bluetooth), supplied by Beijing Tianhongbo Communication Equipment Co, Ltd. (“ Tianhongbo”); and

•	X610 (Dual Simcards Simul-Standby, MP3/MP4, Touch Screen, Mega Pixel, Double Speakers, Radio, Bluetooth), supplied by Tianhongbo.

These GSM products generated revenues of $1,947,000, $5,430,000, and $5,555,000, respectively.

For the three months ended March 31, 2009, the Company’s revenues were primarily attributable to the following products:

	Three months ended March 31, 2009
	$’000	% of revenue
X555	1,947	9.87%
T303	6,792	34.44%
X600	5,430	27.53%
X610	5,555	28.16%
Total	19,724	100.00%

For the three months ended March 31, 2009, the total revenues of the Company were $19,724,000, representing a decrease of 4.80% as compared to $20,719,000 in the same period of 2008. Faced with the global economic recession, China’s consumer goods markets have woken up unexpectedly slower. We therefore focused on our mid-level and low end products priced less than RMB1,000, or approximately $150, to rural markets and prefectures or county cities. Such sales accounted for approximately 62% of our total revenue in the first quarter. At the same time, we have tried persistently to develop new products for telecom operators and to improve the sales of high-margin products.

Customer Segments

For the three months ended March 31, 2009, our revenues were derived entirely from sales to Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”), in the aggregate amount of $19,724,000. XWSD has been our most important customer for a long period of time. It is one of the largest distributors and dealers in mainland China and has sales networks in major cities across the PRC.

	Three months ended March 31, 2009
	$’000	% of revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	19,724	100.00%
Total	19,724	100.00%

Other net income

For the three months ended March 31, 2009, other net income accounted for $17,000, or 0.09% of the total revenues. It was mainly comprised of reversals of doubtful accounts allowance.

Operating expenses

Our operating expenses include sales and marketing, general and administrative expenses, research and development (“R&D”), depreciation, allowance for obsolete inventories, and allowance for doubtful accounts.

For the three months ended March 31, 2009, our operating expenses were $429,000. The following table provides a breakdown of operating expenses for that period, together with a comparison against the corresponding amounts from the same period in 2008:

	Three months ended March 31, 2009		Three months ended March 31, 2008		Comparison
	$’000	% of revenue	$’000	% of revenue	$’000%
Sales & marketing	123	0.62%	103	0.50%	20	19.42%
General & admin	266	1.35%	436	2.10%	(170)	(38.99)%
R&D	17	0.09%	115	0.55%	(98)	(85.22)%
Depreciation	23	0.12%	25	0.12%	(2)	(8.00)%
Allowance for obsolete inventories	-	0.00%	-	0.00%	-	-
Total	429	2.18%	679	3.27%	(250)	(36.82)%

Sales and marketing expenses

Sales and marketing expenses mainly represent payments made to sales personnel and transportation costs. For the three months ended March 31, 2009, sales and marketing expenses were $123,000, or 0.62% of revenues, representing a $20,000 increase compared with the numbers for the corresponding period in 2008.

R&D expenses

For the three months ended March 31, 2009, R&D expenses were $17,000, or 0.09% of revenues, representing decreases of $98,000 or 85.22%, respectively, compared with the numbers for the corresponding period in 2008. The significant decrease in R&D expenses was because the Company focused on more regular R&D initiatives and did not launch full R&D projects on development of new products during the quarter. This decision was considered prudent in light of the potential impact from the pending telecom industrial reorganization in the PRC..

General and administrative expenses

General and administrative expenses primarily consists of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended March 31, 2009, total general and administrative expenses were $266,000, or 1.35% of total revenues, representing decreases of $170,000, or 38.99% as compared to $436,000, or 2.10%, of the total revenues for the corresponding period of 2008. The sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction. In addition, a couple of holidays were observed in this quarter so that some of our employees were able to take their holidays or annual vacations. In sequence, it has caused a reduction in our office expenses during the holiday week.

Gross Profit and Gross Profit Margin

For the three months ended March 31, 2009, gross profit was $3,092,000, representing a decrease of $126,000 from gross profit earned a year earlier.  During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely. Even so, the Company’s gross profit margin for the period increased to 15.68% as compared to 15.53% for the same period of 2008.

The increase in gross profit margin is attributable to:

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

For the three months ended March 31, 2009, although we received few bulk orders on high-margin customized products from the telecomm operators sector, we did develop and supply our customized phone model T303 to meet their needs. T303 products have contributed approximately 50% of our sales volume and 34.44% of our revenue in the quarterly financial results. At a very reasonable price, T303 products were sold in such a large quantity that they indeed boosted the Company’s overall gross margin for this quarter.

Under the guidance of its previously planned products strategy, the Company will be focused on broadening sales channels for high-profit customized products and enhancing the existing customer base and sales channel in the traditional market. To maintain a sustainable growth in gross margin, the Company is planning to extend its product development in line with telecom operators’ requirements.

Net income

For the three months ended March 31, 2009, our net income was $2,135,000 or a net profit margin of 10.82%.  This is an increase of $218,000, or 11.37%, as compared to net income of $1,917,000, representing a net profit margin of 9.25%, earned in the same period of 2008.  Operating expenses declined significantly as the Company undertook the structural adjustment, the internal management control and cost reduction control during this reporting period. In the end, the Company achieved minor change in revenues and substantial improvement in net profits.

This growth in net profit indicates the Company’s guidelines and policies were well implemented and have started to create positive responses in the first quarter of 2009. We will continue to strengthen our internal management system, to build solid relationships with suppliers and customers, and to expand the potential market in all aspects. In particular, much emphasis will be placed on developing and broadening the 3G market so that the Company will continue to see growth in its financial results for the whole year.

LIQUIDITY AND SOURCES OF CAPITAL

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of March 31, 2009, we had current assets of $90,214,000. Current assets are mainly comprised of accounts receivable of $86,726,000, trade deposits paid of $335,000, cash and cash equivalents of $52,000 and other current assets of $1,831,000.

As of March 31, 2009, our current liabilities were $39,832,000 and included accounts payable of $9,997,000, trade deposits received of $1,935,000, short-term loans of $9,378,000, accrued expenses and other accrued liabilities of $13,019,000, tax payables of $5,284,000 and amounts due to directors of $219,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of March 31, 2009, our accounts receivable had increased by $4,650,000 to $86,726,000, as compared to $82,076,000 on December 31, 2008. The increase in accounts receivable were mainly due to these factors: the Company's sales increase led to an increase in accounts receivable; the distributors’ business expansion led to a reduction in their liquidity. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have asked the third-party surety company to guarantee the accounts receivable due from this major distributor. For additional information, please see the Company’s Current Report on Form 8-K dated August 20, 2008.

As of March 31, 2009, our trade deposits paid were $335,000, which represented a decrease of $8,106,000 as compared with $8,441,000 as of December 31, 2008. The decrease was primarily because the Company was reimbursed certain prepaid trade deposits as it shortened the goods delivery terms with suppliers.

As of March 31, 2009, our other current assets were $1,831,000, which represented a decrease of $46,000, as compared to $1,859,000 as of December 31, 2008. The “other current assets” are mainly composed of prepaid deposits to acquire a manufacturing facility in the amount of $1,688,000. The decrease of other current assets was mainly attributable to the recovery of partial prepaid deposits after we withdrew from a previous letter of intent to acquire the manufacturing facility.

As of March 31, 2009, our accounts payable were $9,997,000, which represents a decrease of $6,356,000, or 38.87%, as compared to $16,353,000 as of December 31, 2008. This decrease is primarily due to the Company requesting that suppliers shorten their goods delivery terms, in our effort to balance the Company's operating capital and supplies of goods during the first quarter.

As of March 31, 2009, accrued expenses and liabilities were $13,019,000, representing an increase of $700,000 or 5.68%, compared to figures as of December 31, 2008. The increase was due to an outstanding tax of $249,000 caused by the time difference between USGAAP and PRCGAAP while determining the value-added tax (“VAT”).

During this quarter, we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of March 31, 2009, tax payable was $5,284,000, representing an increase of $295,000 or 5.91%, compared to the number as of December 31, 2008.  The increase was mainly due to provision of PRC income tax at the rate of 12%.

As of March 31, 2009, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). Our Company operations are mainly denominated in RMB. During the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, the appreciation of the RMB against USD did not create currency exchange risk for the Company because we had few USD in stock.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

As of March 31, 2009, we had cash and cash equivalents of $52,000. This represented a decrease of $50,000 when compared with $102,000 as of December 31, 2008. During the first quarter, the Company experienced a fast moving cash flow in order to ensure a desirable level of goods supplies. We made timely payments to suppliers in order to shorten goods supply terms, so that we could effectively deal with the fierce competition in the cell phone market.

As of March 31, 2009, our aggregate short term loans were $9,378,000, which were comprised of $2,513,000 from Huaxia Bank and $6,865,000 from Beijing Rural Bank. There was a change of RMB 800,000 ($117,000) in the aggregate amount of short term loans if it is reflected in RMB.

Our gearing ratio, calculated as total debts over total assets, was 44.05% as of March 31, 2009.  This represents a slight increase over the 48.51% gearing ratio as of December 31, 2008.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract to serve as guarantor of a loan in the amount of RMB 120,000,000, or approximately $17,530,000, to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases between June 20, 2006 and June 16, 2010. Under the guarantee contract, we shall perform all obligations of CECT-Chinacom under the Loan Contract if CECT-Chinacom fails to perform its obligations as set forth in the Loan Contract.  Failing to perform could include, but is not limited to, the following: ceasing production, going out of business, dissolving the business, having its business license withdrawn, or filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of March 31, 2009, were $9,378,000. The interest rate for the three months ended March 31, 2009 was charged at 6.372% to 10.080% per annum.

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

During the three month period ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a)           None.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended March 31, 2009.

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

Exhibit Number	Exhibit Description

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

DATED:  May 20, 2009

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