Form 10-Q
period 2009-06-30
Orsus Xelent Technologies Inc
filed 2009-08-19
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐                      No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2009
Common Stock, US$.001 par value per share	29,756,000 shares

PART I – FINANCIAL INFORMATION
Item 1.               Financial Statements

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

(US Dollars in thousands except share data and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	32	102
Accounts receivable	82,317	82,076
Advance to suppliers	20,249	8,441
Other current assets	1,823	1,859
Pledged deposit	1,289	1,287

Total current assets	105,710	93,765

Property, plant and equipment, net	198	241

	105,908	94,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan payable-bank	9,379	9,484
Loan payable	307	364
Current portion of mortgage loan	-	12
Accounts payable	16,485	16,353
Accrued expenses and other accrued liabilities	18,593	12,012
Trade deposits received	1,935	1,934
Due to shareholders	469	457
Income tax payable	5,654	4,989

Total current liabilities	52,822	45,605

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock- US US$0.001 par value, Authorized 100,000,000 shares; non issued	-	-
Common stock, US$0.001 par value; Authorized 100,000,000 shares; Issued and outstanding 29,756,000 shares, both periods	30	30
Additional paid-in capital	3,209	3,209
Dedicated reserves	1,115	1,042
Accumulated other comprehensive income	5,632	5,389
Retained earnings	43,100	38,731

Total stockholders’ equity	53,086	48,401

	105,908	94,006

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statements of Income and Comprehensive Income

(US Dollars in thousands except share data and per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Operating revenue – Net sales	23,332	28,894	43,056	49,613

Cost of operating revenue	20,242	25,728	36,874	43,229

Gross income	3,090	3,166	6,182	6,384

Operating expenses:
Selling expenses	50	122	173	225
General and administrative expenses	103	1,135	369	1,571
Research and development expenses	11	26	28	141
Depreciation	19	24	42	49

Total operating expenses	183	1,307	612	1,986

Operating income	2,907	1,859	5,570	4,398

Other income (expenses)
Interest expenses	(266)	(240)	(488)	(478)
Other income	-	214	17	378

Income before income taxes	2,641	1,833	5,099	4,298

Provision for income taxes	334	327	657	875

Net income	2,307	1,506	4,442	3,423

Other comprehensive income
Foreign currency translation adjustment	179	50	243	1,516

Comprehensive income	2,486	1,556	4,685	4,939

Earnings per share:

Basic and diluted	0.08	0.05	0.15	0.12

Weighted average number of common shares outstanding – basic and diluted	29,756,000	29,756,000	29,756,000	29,756,000

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(US Dollars in thousands except share data and per share amounts)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net income	4,442	3,423
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	43	49
Compensation costs for stock options granted	-	725
Changes in assets and liabilities:
Accounts receivable	(123)	(12,098)
Inventories	-	4
Advance to suppliers	8,116	(8,554)
Other current assets	(19,888)	(78)
Trade deposits received	-	127
Accounts payable	117	12,721
Due to shareholders	-	(17)
Accrued expenses and other accrued liabilities	6,622	1,179
Income tax payables	615	801

Net cash used in operating activities	(56)	(1,718)

Cash flows from financing activities
Advance paid by shareholders	-	89
Proceeds from short-term bank loan	2,512	2,563
Proceeds from short-term loan from a non-financial institution	-	57
Repayment of loan payable-bank	(2,687)	(2,563)
Repayment of mortgage loan	(12)	(31)

Net cash (used in)/provided by financing activities	(187)	115

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	173	233

Net decrease in cash and cash equivalents	(70)	(1,370)

Cash and cash equivalents-beginning of the period	102	2,928

Cash and cash equivalents-end of the period	32	1,558

Supplemental disclosure of cash flow information
Interest Paid	43	478
Income Tax Paid	41	87

See notes to consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION

Orsus Xelent Technologies Inc. (“ORS” or the “Company”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004.

Prior to reorganization with United First International Limited (“UFI”) on March 31, 2005, a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC”), ORS was a development stage company which had no operations or revenues. ORS exited the development stage after the recapitalization.

Upon the completion of the reorganization, ORS assumed the business operations of UFI as primarily undertaken by its subsidiary, Beijing Orsus Xelent Technologies & Trading Co., Limited (“BOXT”) (English translation for identification purposes only), an enterprise incorporated in Beijing, PRC on November 10, 2004 which is engaged in the business of design, retail and wholesale distribution of cellular phones.

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated by ORS in the British Virgin Islands (“BVI”) with issued capital of US$2.00. OXHBVI is 100% owned by ORS; OXHBVI’s principal activity is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated by OXHBVI in HK with issued capital of 100.00 Hong Kong dollars (equivalent to US$13.00); OXTHK is a company engaged in trading cellular phones and accessories, and is 100% owned by OXHBVI.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading.

The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

Basis of consolidation

The condensed consolidated financial statements include the accounts of Orsus Xelent Technologies, Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition

Net sales represent the invoiced value of goods sold, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  The Company has a policy of including handling costs incurred for finished goods, which are not significant, in sales and marketing expenses.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of June 30, 2009 and December 31, 2008, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars and US$.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. We evaluate our estimates on an ongoing basis, including those related to accounts receivable and sales allowances, useful lives of property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understanding their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosure about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement has no material effect on the Company’s financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) to provide additional application guidance and enhance disclosures regarding fair value measurement and impairment of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this statement has no material effect on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurement” (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS157 is effective for the Company beginning in fiscal 2008 as it applies to fair value measurements of financial assets and financial liabilities and to fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and beginning in fiscal 2009 it applies to fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of FAS 157 has no material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165). The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued.

 FAS 165 is effective for the Company beginning in this second quarter of fiscal 2009. We evaluated subsequent events through August 19, 2009, the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which changes the consolidation rules as they relate to variable interest entities. Specifically, SFAS 167 makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. SFAS 167 will be effective for us beginning in the first quarter of 2010. We do not expect the adoption will have any impact on our consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

The main component of US$82,317 of accounts receivable as of June 30, 2009, was mainly a balance of US$74,072 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation, a third-party guarantee company licensed by the PRC government (“Zhonghui”), and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,829), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2009 through December 31, 2009. Such accounts receivables are guaranteed for a period of two years from the date they are due.

5.	OTHER CURRENT ASSETS

US$1,823 of the Company’s other current assets at June 30, 2009 included other receivables with a balance of US$1,731 which relates to the refundable deposit paid for the potential acquisition of Hebei Leimeng Times Telecommunication Equipment Co. Ltd.  The potential acquisition was terminated during the year ended December 31, 2008.

6.	PLEDGED DEPOSIT

RMB8,820 (US$1,289) of deposit at June 30, 2009 and RMB8,820 (US$1,287) of deposit at December 31, 2008 was paid to a guarantee company in September 2008 as a pledge for RMB47,000 of bank loans. Refer to Note 8, “Loan Payable-bank” for more discussion of the bank loans.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2009 and December 31, 2008 consisted of the following:
	June 30, 2009	December 31, 2008
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	131	131
Plant and machinery	-	20
Office equipment	323	303
Motor vehicles	303	303
	761	761
Less: Accumulated depreciation	(563)	(520)

Net	198	241

The depreciation expenses were US$19 and US$24 for the three months ended June 30, 2009 and 2008 respectively. The depreciation expenses were US$43 and US$49 for the six months ended June 30, 2009 and 2008 respectively.

8.	LOAN PAYABLE-BANK

All bank loans outstanding at June 30, 2009 and December 31, 2008 were borrowed by BOXT. Breakdown of short-term bank loans are summarized as follows:

At June 30, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
Loan from Beijing Rural Commercial Bank	47,000 (US$6,866)	10.08%	September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of RMB8,820K
Loan from Huaxia Bank	17,200 (US$2,513)	6.372%	February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

At December 31, 2008	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
Loan from Beijing Rural Commercial Bank	47,000 (US$6,857)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of RMB8,820K
Loan from Huaxia Bank	18,000 (US$2,627)	8.964%	From February 18, 2009 to February 18, 2009	Director Liu Yu; Two third party companies; Distributor Xingwang.

Interest expenses incurred for the three months ended June 30, 2009 and 2008 were US$266 and US$240, respectively. Interest expenses incurred for the six months ended June 30, 2009 and 2008 were US$488 and US$478, respectively.

9.	LOAN PAYABLE

The short-term loan outstanding at June 30, 2009 was provided by a third party company. It is unsecured, interest-free and repayable on September 27, 2009.

10.	AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship

Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions

	June 30, 2009	December 31, 2008
	US$’000	US$’000
Due to shareholders
Mr. Liu Yu	219	219
Mr. Wang Xin	250	238

	469	457

Bank loans guaranteed by Mr. Liu Yu	9,379	9,484

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

11.	COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

At June 30, 2009, the Company had non-cancelable operating leases for the office premises, under which the expected rental payment due within the twelve months was US$26. The lease term is from January 1, 2009 to December 31, 2009.

(b)          Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the issuance of VAT invoices to customers. BOXT follows the practice of reporting its revenue to PRC tax authorities for VAT purposes when invoices are issued. As of June 30, 2009 and December 31, 2008, sales amounted to approximately US$217,623 and US$175,834, respectively, for which VAT invoices have not yet been issued. The associated output VAT amounts with the above unbilled revenue were US$36,996 and US$29,892 as of June 30, 2009 and December 31, 2008. Meanwhile, as of June 30, 2009 and December 31, 2008, purchases amounted to US$137,308 and US$137,119 respectively for which VAT invoices have not been received from suppliers. The input VAT amounts associated with the above purchase were US$23,342 and US$23,310 as of June 30, 2009 and December 31, 2008. The net VAT payables resulting from the above non-issued and non-received invoices were US$13,686 and US$6,582 as of June 30, 2009 and December 31, 2008. The net VAT payables resulting from the issued and received invoices were US$2,510 and US$3,590 as of June 30, 2009 and December 31, 2008. The total net VAT payables were US$16,196 and US$10,172 as of June 30, 2009 and December 31, 2008 respectively. These balance amounts were included in “Accrued expenses and other accrued liabilities.”

Furthermore, BOXT reports its revenue for PRC Enterprise Income Tax (“EIT”) purposes when VAT invoices are issued rather than when goods are delivered. All unbilled revenue will become taxable when invoices are issued.

The above practice is not in strict compliance with the relevant PRC laws and regulations in respect of VAT and EIT.  Despite the fact that BOXT has made full provision on VAT and EIT including any estimated surcharge in the condensed consolidated financial statements, BOXT may be subject to a penalty for the deferred reporting of the above tax obligations.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is not probable the penalty will be imposed.

Financial guarantee contract

On June 20, 2007, BOXT entered into a guarantee contract for three years from June 20, 2007 to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$17,530 (equivalent to RMB120,000) to an independent third-party, Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract including principal and interest, late interest payments, fines and other expenses incurred in the claiming process, if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn and filing for bankruptcy.

According to a valuation report dated March 20, 2009 issued by an independent professional appraiser, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2008 that BOXT could be required to make under the guarantee contract was approximately US$470. The Company’s management assessed that the fair value of the undiscounted maximum potential amount of future payments as of June 30, 2009 did not materially differ from the same figure as of December 31, 2008. The management considers it is not probable BOXT will need to fulfill any obligation under this contract.

12.	DEDICATED RESERVES

The Company’s subsidiary, BOXT, was required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2009, BOXT made appropriations to this statutory reserve of US$73. The accumulated balance of the dedicated reserve at BOXT as of June 30, 2009 and December 31, 2008 were US$1,115 and US$1,042, respectively.

In accordance with the PRC laws and regulations, BOXT is restricted in its ability to transfer a portion of its net assets to UFI in the form of dividends, which amounted to US$2,795 as of June 30, 2009.

13.	STOCK OPTIONS

On March 27, 2008, a stock option plan named the “2007 Omnibus Long-Term Incentive Plan” (the “Plan”) was approved by the board of directors. The purpose of the Plan is to promote the long-term performance goals and general prosperity of the Company. The Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards, is designed to help the Company and its subsidiaries and affiliates attract and retain senior officers for positions of substantial responsibility and to provide non-employee directors and key employees with additional motivation and an incentive to improve the business results and contribute to the success of the Company.

On April 2, 2008, stock options to a subscribed total of 614,000 shares were granted to certain directors, senior officers and other key employees of the Company at an exercise price of US$2.26 per share. The options granted are exercisable from July 2, 2008. The expiration date of the options is April 2, 2018.

In accordance with the terms of the share-based payment arrangement, the aforementioned options were vested at the date of grant. According to a valuation report, dated August 1, 2008, issued by an independent professional appraiser, the fair value of these options was US$725, which was estimated on the date of grant using the Binomial Lattice option pricing model. Where relevant, the expected life used in the model has been adjusted based on management’s best estimate for the effects of transferability, exercise restrictions and behavioral consideration. Compensation expense of US$725 is charged to income as the benefit was fully vested at the date of grant. Key assumptions included in the estimation are as follows:

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the six month period ended June 30, 2009 is presented below:

Number of share options
As of January 1, 2009	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-
As of June 30, 2009	614,000

14.	PENSION COSTS

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$6 and US$8 for the three months ended June 30, 2009 and 2008 respectively. The pension expenses were US$28 and US$16 for the six months ended June 30, 2009 and 2008 respectively.

15.	INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. Provision for income and other related taxes has been provided in accordance with the tax rates and laws in effect in the various countries of operations.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

OXHBVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

UFI and OXTHK, both incorporated in Hong Kong, are subject to Hong Kong tax laws and had no significant income for the periods presented.

The Company’s income is principally generated in the PRC by BOXT. Since BOXT is registered as a wholly-owned foreign investment enterprise (“WOFE”), it is subject to tax laws applicable to WOFEs in the PRC and is fully exempt from the PRC enterprise income tax (“EIT”) of 24% for two years commencing from fiscal year 2005, and then is subject to a 50% reduction for the following three years.

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different EIT laws. The NEITL unifies the enterprise tax laws applicable to both DE and FIE for fiscal years commencing on or after January 1, 2008.

By virtue of the NEITL, BOXT was subject to the unified EIT rate of 25% in effect from January 1, 2008. However, the 50% tax reduction, which has already been obtained by BOXT under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by BOXT, until expiration in 2009.

As of June 30, 2009 and December 31, 2008, the Company identified the following as “major” tax jurisdictions, defined as those jurisdictions in which it was required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2009 and during the year ended December 31, 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next six months.

(a)           Income tax expenses comprised the following:
	Six months ended June 30,
	2009	2008
	US$’000	US$’000
Current tax
United States	-	-
Hong Kong	-	228
PRC	657	647
	657	875

(b)
Reconciliation between the provision for income taxes computed by applying the PRC statutory income tax rate of 25% to income before income taxes and the actual provision for income taxes is as follows:

	Six months ended June 30,
	2009	2008
PRC statutory income tax	25%	25%
Tax exemption and tax relief granted to PRC subsidiary	(12.5)%	(12.5)%
	12.5%	12.5%

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Numerator used in basic net income per share:
Net income	2,307	1,506	4,442	3,423

Shares (denominator):
Weighted average ordinary shares outstanding	29,756,000	29,756,000	29,756,000	29,756,000
Plus: weighted average incremental shares from assumed exercise of warrants	-	-	-	-
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	29,756,000	29,756,000	29,756,000	29,756,000
Earnings per ordinary share-basic	$0.08	$0.05	$0.15	$0.12
Earnings per ordinary share-diluted	$0.08	$0.05	$0.15	$0.12

As of June 30, 2009, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during six months ended June 30, 2009.

17.	CONCENTRATIONS AND CREDIT RISKS

At June 30, 2009 and December 31, 2008, the Company had a credit risk exposure of uninsured cash in banks of approximately US$32 and US$102, respectively. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

The Company is engaged principally in the design and trading of cellular phones to three primary distributors in the PRC.  The Company buys certain major materials from six major suppliers. In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to five subcontracting factories.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market. On the other hand, the diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the six months ended June 30, 2009 and 2008, the Company’s operating revenue was mainly derived from three distributors. For the six months ended June 30, 2009 and 2008, 92% and 100%, respectively, of total revenue was derived from our largest distributor Xingwang. For the three months ended June 30, 2009 and 2008, 86% and 100% of total revenue was derived from our largest distributor Xingwang. There was no trade deposit received from Xingwang as of June 30, 2009 and December 31, 2008 respectively. Accounts receivables from Xingwang were US$74,072 and US$77,740 as of June 30, 2009, and December 31, 2008 respectively. As mentioned in note 4, “accounts receivable”, in year 2009, a guarantee company provided a guarantee up to RMB300 million for the accounts receivable from Xingwang for two years from the date they are due.

(b)          Suppliers accounting for over 10% of the Company’s purchases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	%	%	%	%
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	53	-	49	-
Supplier B	31	-	42	-
Supplier C	16	-	-	-
Supplier D	-	46	-	36
Supplier E	-	35	-	28
Supplier F	-	10	-	20
Supplier G	-	-	-	11
Total	100	91	91	95

Advance to the above suppliers were US$13,323 and US$8,114 as of June 30, 2009 and December 31, 2008 respectively. Account payables owed to the above suppliers were US$1,552 and US$6,961 as of June 30, 2009 and December 31, 2008, respectively.

(c)
The Company’s revenue for the three and six months ended June 30, 2009 and 2008, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	June 30, 2009	December 31,2008
	US$’000	US$’000

PRC	195	237
Hong Kong	3	4

Total long-lived assets	198	241

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

18.	RECLASSIFICATION

 US$307 loan payable to a third party company, previously included in the balance of accrued expenses and other accrued liabilities as of December 31, 2008, has been reclassified into loan payable.

19.	SUBSEQUENT EVENT

There are no significant subsequent events that may require disclosure.  A subsequent event review has been made up to August 19, 2009.

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

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

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, par value US$0.001 per share, to the stockholders of UFIL, representing approximately 50.41% of the Company’s issued and outstanding common stock, in exchange for the 20,000,000 outstanding shares of UFIL and a cash payment of US$50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding. Pursuant to this exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company’s business operations are now conducted through UFIL’s wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent”).

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

Xelent has provided its handsets to many different types of consumers in the market for GSM mobile devices. At present, the GSM mobile devices constitute a significant percentage of the sales and profit of the Company. In addition, Xelent has emphasized the development of specialized application mobile terminals in accordance with market changes and popular features. The Company has established itself in the specialized application field and made significant marketing efforts since entering the field in September 2006. Based on its evaluation of the market and the engagement proposals received from its major customers, the Company began to produce GSM model X180 in large volumes starting in April 2007, thereby taking advantage of the opportunity to establish a presence in the specialized application mobile terminal market.

In April 2007, the Company’s common shares were approved for listing on NYSE Amex (formerly known as the American Stock Exchange) and began trading on NYSE Amex on May 10, 2007 under the ticker symbol “ORS”.  The Company's CUSIP Number is 68749U106.

The Company’s cell phone products are mainly produced through Original Equipment Manufacturers (OEMs) and the products were delivered from OEMs to distributors directly. The Company keeps no or very limited level of inventory.

Business Review

The Company sold 256,700 cell phone units during the second quarter of 2009. For the three months ended June 30, 2009, the Company generated revenue of US$23,332,000, representing a decrease of 19.25% as compared to US$28,894,000 for the same period in 2008, in contrast with the entire cell phone market, in which sales declined by 9.8% compared to the same period in 2008, as recently reported by Sino Market Research Limited. Meanwhile, the Company achieved a gross profit margin of 13.24%, an increase of 2.28% as compared to 10.96% earned for the same period in 2008. The Company believes this increase is mainly attributable to its appropriate products strategy and its successful handling of the telecom carriers market. The Company continued to supply feature-rich, economically-priced, mid-level and low-end products – a different strategy from that of foreign brands, which tend to have higher costs and higher output prices.  90% of the products the Company sold in this quarter were priced below RMB1,000 (approximately US$146). This has led to a decrease of US$76,000 or 2.40% in the Company’s gross income, from US$3,166,000 earned in the three months ended June 30, 2008, to US$3,090,000 for the three months ended June 30, 2009.

The Company believes there are four main influences on the current state of the cell phone market in the PRC.  First, the reorganization of domestic telecommunication operators has created a lag in market demand.  In particular, the market demand for high-margin products was much lower than expected, because telecom operators applied preferential service packages to low-priced cell phones in order to safeguard increases in their customer base and control costs while dealing with increased competition. Second, the major force driving current cell phone sales in the PRC is rural customers, a majority of whom tend to favor less expensive, lower-end products. This strength is expected to grow continually as the PRC government further implements its national policies to bring more home appliances to rural households. Third, it is unknown when the far-reaching international financial crisis will hit its bottom and the PRC’s economic stimulus programs have mainly focused on infrastructure projects, rather than the consumer demand. Fourth, cell phones are gradually shifting from high-tech products to fast-moving consumer goods, which, inevitably, will lead to a decrease in cell phone prices in the near future.

The Company is aware that the cell phone market in the PRC may continue to experience some difficulty in the early 2009, but it still projects that the industry will be in a better position in 2009 because (a) the reorganization of PRC telecom carriers is projected to lead to market development, and (b) new 3G technology is likely to encourage market demand.  With these projections in mind, the Company will continue to employ the following three operating strategies going forward:

1.
Safeguard our traditional sales channels and explore the possibility of selling more GSM cell phones in traditional markets.  The Company will use its key ability to create telephone models that respond precisely to market opportunities to target customer needs.

2.
Launch our own 3G products while telecom carriers are promoting the commercial use of 3G. Based on the relationships we have already built with the telecom carriers, we believe the Company will be able to establish a beneficial market share in this new era of the telecom industry.

3.	Expand our industrial structure by consummating certain acquisitions using funds obtained from the capital markets in order to enhance our business foundation and long-term development.

In summary, the Company predicts at least moderate growth in both sales revenues and net income during the fiscal year ending December 31, 2009.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the six months ended June 30, 2009 and 2008, respectively:

	Six months ended		Six months ended
	June 30, 2009		June 30, 2008		Comparison
	US$000	% of Revenue	US$000	% of Revenue	US$000%
Net sales	43,056	100.00%	49,613	100.00%	(6,557)	(13.22)%
Cost of sales	36,874	85.64%	43,229	87.13%	(6,355)	(14.70)%
Sales & marketing expenses	173	0.40%	225	0.45%	(52)	(23.11)%
General & admin. expenses	369	0.86%	1,571	3.17%	(1,202)	(76.51)%
R&D expenses	28	0.07%	141	0.28%	(113)	(80.14)%
Depreciation	42	0.10%	49	0.10%	(7)	(14.29)%
Interest expenses	488	1.13%	478	0.96%	10	2.09%
Other income	17	0.04%	378	0.76%	(361)	(95.50)%
Income before income taxes	5,099	11.84%	4,298	8.66%	801	18.64%
Income tax	657	1.53%	875	1.76%	(218)	(24.91)%
Net income	4,442	10.32%	3,423	6.90%	1,019	29.77%

The following table summarizes our operating results for the three months ended June 30, 2009 and 2008, respectively:

	Three months ended		Three months ended
	June 30, 2009		June 30, 2008		Comparison
	US$000	% of Revenue	US$000	% of Revenue	US$000%
Net sales	23,332	100.00%	28,894	100%	(5,562)	(19.25)%
Cost of sales	20,242	86.76%	25,728	89.04%	(5,486)	(21.32)%
Sales & marketing expenses	50	0.21%	122	0.42%	(72)	(59.02)%
General & admin. expenses	103	0.44%	1,135	3.93%	(1,032)	(90.93)%
R&D expenses	11	0.05%	26	0.09%	(15)	(57.69)%
Depreciation	19	0.08%	24	0.08%	(5)	(20.83)%
Interest expenses	266	1.14%	240	0.83%	26	10.83%
Other income	-	-	214	0.74%	(214)	(100.00)%
Income before income taxes	2,641	11.32%	1,833	6.34%	808	44.08%
Income tax	334	1.43%	327	1.13%	7	2.14%
Net income	2,307	9.89%	1,506	5.21%	801	53.19%

Net sales

Our revenue was US$43,056,000 for the six months ended June 30, 2009, representing a decrease of 13.22% compared to US$49,613,000 for the same period in 2008. For the three months ended June 30, 2009, the total revenues of the Company were US$23,332,000, representing a decrease of 19.25% as compared to US$28,894,000 in the same period of 2008.

As stated in Business Review above, despite the global economic turmoil, we believe China's economy has begun to improve gradually. However, it seems that the economy has mainly focused on large-scale projects instead of the consumer goods markets, as the sector has experienced a much slower recovery. In the Chinese cell phone market, sales volume has fallen by 9.8% as compared to the same period last year. During this quarter, the Company has continued to undertake its sales strategy of supplying feature-rich, low-priced, mid-level and low-end products. It has also put great efforts into developing new products tailored for telecom operators and expanding its sales channels beyond the enhanced traditional market in which products were traded at prices less than RMB1,000, or approximately US$146.

Products Segment

For the six months ended June 30, 2009, the Company’s revenues were primarily attributable to the following products:
	Six months ended June 30, 2009
	Amount	% of total revenue
	(US$’000)
X600	5,430	12.61%
X610	5,555	12.90%
X555	1,947	4.52%
T303	6,791	15.77%
DX880	3,686	8.56%
X650	3,711	8.62%
X780	12,558	29.17%
LM2800	1,187	2.76%
LM2850	1,312	3.05%
LM2820	877	2.04%
Total	43,056	100.00%

For the three months ended June 30, 2009, the Company’s revenues were primarily attributable to the following products:
	Three months ended June 30, 2009
	Amount	% of total revenue
	(US$’000)
DX880	3,686	15.80%
X650	3,711	15.91%
X780	12,558	53.82%
LM2800	1,187	5.09%
LM2850	1,312	5.62%
LM2820	877	3.76%
Total	23,332	100.00%

Customer Segments

For the six months ended June 30, 2009, our revenues in the aggregate amount of US$43,056,000 were derived mainly from sales to Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“Xingwang”).  Xingwang has been our most important distributor for a long period of time and provided revenues of US$39,670,000. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Six months ended June 30, 2009
	Amount	% of total revenue
	(US$’000)
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	39,670	92.14%
Tianjin Tongguang	3,386	7.86%
Total	43,056	100.00%

For the three months ended June 30, 2009, our revenues were derived also mainly from sales to Xingwang, in the aggregate amount of US$19,956,000.

	Three months ended June 30, 2009
	Amount	% of total revenue
	(US$’000)
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	19,956	85.53%
Tianjin Tongguang	3,376	14.47%
Total	23,332	100.00%

Gross Profit and Gross Profit Margin

For the three months ended June 30, 2009, gross profit was US$3,090,000, representing a decrease of US$76,000 in gross profit earned a year earlier.  During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely. However, the Company’s gross profit margin for the period increased to 13.24% as compared to 10.96% for the same period of 2008, which was a result of the promotion of several high gross margin phone models such as T303, X780, X650 and DX880 to the market in the current year.

For the three months ended June 30, 2009, although we received few bulk orders on high-margin customized products from the telecom operators sector, we did develop and supply our customized 3G phone model T303 to meet their needs. X780 products have contributed approximately 58.43% of our sales volume and 53.82% of our revenue in the quarterly financial results. Marketed at a very reasonable price, X780 products were sold in such a large quantity that they indeed boosted the Company’s overall gross margin for this quarter.

Under the guidance of its previously planned products strategy, the Company will be focused on broadening sales channels for high-profit customized products and enhancing the existing customer base and sales channel in the traditional market. To maintain a sustainable growth in gross margin, the Company is planning to extend its product development in line with telecom operators’ requirements.

Selling expenses

Selling expenses mainly represent payments made to sales personnel and transportation costs.

For the three months ended June 30, 2009, selling expenses were US$50,000, or 0.21% of revenues, representing a US$72,000 decrease compared with US$122,000 for the corresponding period in 2008.

For the six months ended June 30, 2009, selling expenses were US$173,000, or 0.40% of revenues, representing a US$52,000 decrease compared with US$225,000 for the corresponding period in 2008.

We rely more on concentrated distributors in products sales and this strategy led to the decrease of selling expenses.

R&D expenses

For the three months ended June 30, 2009, R&D expenses were US$11,000, or 0.05% of revenue, representing a decrease of US$15,000 or 57.69%, compared with the numbers for the corresponding period in 2008. For the six months ended June 30, 2009, R&D expenses were US$28,000, or 0.07% of revenue, representing a decrease of US$113,000 or 80.14%, compared with the numbers for the corresponding period in 2008.The significant decrease in R&D expenses was a result of the Company’s focus on more regular R&D initiatives and  the fact that it did not launch full R&D projects for development of new products during the current year. This decision was considered prudent in light of the potential impact from the pending telecom industrial reorganization in the PRC.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended June 30, 2009, total general and administrative expenses were US$103,000, or 0.44% of total revenues, representing a decrease of US$1,032,000, or 90.93% as compared to US$1,135,000, or 3.93%, of the total revenues for the corresponding period in 2008.

For the six months ended June 30, 2009, total general and administrative expenses were US$369,000, or 0.86% of total revenues, representing decreases of US$1,202,000, or 76.51% as compared to US$1,571,000, or 3.17%, of the total revenues for the corresponding period of 2008.

The sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction. There was US$724,520 stock based compensation cost and US$268,000 associated professional fees recognized during the three months ended June 30, 2008. There was no such type of expense during the three months ended June 30, 2009 since no stock option granted or significant professional fees incurred.

Interest expenses

For the three months ended June 30, 2009, interest expenses increased by US$26,000 compared with same period in 2008. The increase is mainly due to an additional of US$218,000 short-term loan is outstanding in the second quarter of 2009 compared with same period in 2008.

For the six months ended June 30, 2009, interest expenses increased by US$10,000 compared with same period in 2008. The increase is mainly a result of exchange rate fluctuation, as the short-term loans are denominated in RMB.

Other income

For the six months ended June 30, 2009, other income accounted for US$17,000, or 0.04% of total revenues. It was mainly comprised of reversals of doubtful accounts allowance.

Provision for income taxes

For the three months ended June 30, 2009, provision for income taxes increased by US$7,000 compared with same period in 2008. The increase is mainly attributable to a rise in taxable income.

For the six months ended June 30, 2009, provision for income taxes decreased by US$218,000 compared with same period in 2008. The decrease is mainly attributable to the effective tax rate for the three months ended March 31, 2008, which at 22% was higher than the 13% effective tax rate for the three months ended March 31, 2009.

Net income

For the six months ended June 30, 2009, our net income was US$4,442,000 or a net profit margin of 10.32%, representing an increase of US$1,019,000, or 29.77%, as compared to US$3,423,000, or a net profit margin of 6.90% in the same period of 2008, primarily due to reduced general and administrative expenses described above.

For the three months ended June 30, 2009, our net income was US$2,307,000 or a net profit margin of 9.89%, representing an increase of US$801,000, or 53.19%, as compared to US$1,506,000, or a net profit margin of 5.21% in the same period of 2008.

The increase was mainly due to the cost-saving process we conducted in the current year and the lower effective tax. We also incurred US$724,520 compensation cost for stock options issued to employees during the six months ended June 30, 2008.

LIQUIDITY AND SOURCES OF CAPITAL

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of June 30, 2009, we had current assets of US$105,710,000. Current assets are mainly comprised of accounts receivables of US$82,317,000, advance to suppliers of US$20,249,000, cash and cash equivalents of US$32,000, pledged deposit of US$1,289,000 and other current assets of US$1,823,000.

As of June 30, 2009, our current liabilities were US$52,822,000 and included accounts payable of US$16,485,000, trade deposits received of US$1,935,000, short-term loans of US$9,379,000, accrued expenses and other accrued liabilities of US$18,593,000, income tax payables of US$5,654,000 and amounts due to directors of US$469,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of June 30, 2009, our accounts receivable had increased by US$241,000 to US$82,317,000, as compared to US$82,076,000 on December 31, 2008. The increase in accounts receivables was mainly due to a longer turn over period in the current economic recession environment. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have the third-party guarantee company to guarantee the accounts receivable due from this major distributor.

As of June 30, 2009, our advance to suppliers was US$20,249,000, which represented an increase of US$11,808,000 as compared with US$8,441,000 as of December 31, 2008. The increase was primarily because the Company made some prepayments to suppliers in current quarter.

As of June 30, 2009, our other current assets were US$1,823,000, which represented a decrease of US$36,000, as compared to US$1,859,000 as of December 31, 2008. The “other current assets” are mainly composed of prepaid deposits to acquire a manufacturing facility in the amount of US$1,731,000. The acquisition was terminated in 2008. The decrease in other current assets was mainly attributable to the recovery of partial prepaid deposits after we withdrew from a previous Letter of Intent to acquire the manufacturing facility.

As of June 30, 2009, our accounts payable were US$16,485,000, which represents a slight increase of US$132,000, or 0.81%, as compared to US$16,353,000 as of December 31, 2008.

As of June 30, 2009, accrued expenses and liabilities were US$18,593,000, representing an increase of US$6,581,000 or 54.79%, compared to US$12,012,000 as of December 31, 2008. The increase was mainly due to an additional VAT payable of US$6,060,000 mainly caused by outstanding input VAT invoices.

During this quarter, we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of June 30, 2009, income tax payable was US$5,654,000, representing an increase of US$665,000 or 13.33%, compared to US$4,989,000 as of December 31, 2008.  The increase was mainly due to provision of PRC income tax at the rate of 12.5%.

As of June 30, 2009, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). The Company operations are mainly denominated in RMB.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

As of June 30, 2009, we had cash and cash equivalents of US$32,000. This represented a decrease of US$70,000 when compared with US$102,000 as of December 31, 2008. During six months ended June 30, 2009, we had a fast moving cash flow to ensure desirable goods supplies. We made timely payments to our suppliers so that we had shortened goods supply terms to deal with the fierce competition in the cell phone market.

As of June 30, 2009, our aggregate short term loans were US$9,686,000, which were comprised of US$2,513,000 from Huaxia Bank, US$6,866,000 from Beijing Rural and Commercial Bank and US$307,000 from a third party company.

CONTINGENT LIABILITIES

On June 20, 2007, we entered into a guarantee contract to serve as guarantor of a loan in the amount of RMB 120,000,000, or approximately US$17,530,000, to CECT-Chinacom Communications Co., Ltd. (“CECT-Chinacom”) from Beijing Rural Bank to provide CECT-Chinacom with capital for equipment purchases between June 20, 2006 and June 16, 2010. Under the guarantee contract, we shall perform all obligations of CECT-Chinacom under the Loan Contract if CECT-Chinacom fails to perform its obligations as set forth in the Loan Contract.  Failing to perform could include, but is not limited to, the following: ceasing production, going out of business, dissolving the business, having its business license withdrawn, or filing for bankruptcy.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of June 30, 2009, were US$9,379,000. The interest rate for the three months ended June 30, 2009 was charged at 6.372% to 10.080% per annum.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(a)           None.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended June 30, 2009.

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

10.1	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
10.2
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

ORSUS XELENT TECHNOLOGIES, INC.

By:	/s/ Guoji Liu
Guoji Liu
Chief Executive Officer

By:	/s/ Hua Chen
Hua Chen
Chief Financial Officer

DATED:  August 19, 2009

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

10.1	2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
10.2
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