Form 10-Q
period 2009-09-30
Orsus Xelent Technologies Inc
filed 2009-11-23
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐                      No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2009
Common Stock, US$.001 par value per share	29,756,000 shares

PART I – FINANCIAL INFORMATION
Item 1.           Financial Statements

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

(US Dollars in thousands except share data and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	32	102
Accounts receivable	93,398	82,076
Advances to suppliers	21,834	8,441
Other current assets	1,824	1,859
Pledged deposit	1,290	1,287

Total current assets	118,378	93,765

Property, plant and equipment, net	187	241

	118,565	94,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan payable-bank	9,389	9,484
Loan payable	307	364
Current portion of mortgage loan	-	12
Accounts payable	24,166	16,353
Accrued expenses and other accrued liabilities	21,813	12,012
Trade deposits received	1,936	1,934
Due to shareholders	568	457
Income taxes payable	5,871	4,989

Total current liabilities	64,050	45,605

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, par value US$0.001; authorized 100,000,000 shares; none issued		-
Common stock, par value US$0.001; authorized 100,000,000 shares; Issued and outstanding 29,756,000 shares, both periods	30	30
Additional paid-in capital	3,209	3,209
Dedicated reserves	1,115	1,042
Accumulated other comprehensive income	5,691	5,389
Retained earnings	44,470	38,731

Total stockholders’ equity	54,515	48,401

	118,565	94,006

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income

 (US Dollars in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	19,125	29,240	62,181	78,853

Cost of sales	17,053	25,073	53,928	68,302

Gross margin	2,072	4,167	8,253	10,551
Operating expenses:
Selling expenses	40	128	213	353
General and administrative expenses	164	228	533	1,799
Research and development expenses	4	250	32	391
Depreciation	12	23	54	72

Total operating expenses	220	629	832	2,615

Operating income	1,852	3,538	7,421	7,936

Other income (expenses)
Interest expense	(270)	(255)	(758)	(733)
Other income	-	87	17	465

Income before income tax expense	1,582	3,370	6,680	7,668

Income tax expense	212	445	868	1,320

Net income	1,370	2,925	5,812	6,348

Other comprehensive income
Foreign currency translation adjustment	59	(36)	302	1,480

Comprehensive income	1,429	2,889	6,114	7,828

Earnings per share:

Basic and diluted	0.05	0.10	0.20	0.21

Weighted average number of common shares outstanding – basic and diluted	29,756,000	29,756,000	29,756,000	29,756,000

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands except share and per share data)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net income	5,812	6,348
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	54	72
Compensation costs for stock options granted	-	725
Changes in assets and liabilities:
Accounts receivable	(11,114)	(18,202)
Inventories	-	4
Advances to suppliers	(13,363)	(5,362)
Other current assets	41	2,636
Accounts payable	7,769	8,582
Accrued expenses and other accrued liabilities	9,443	1,610
Trade deposits received	-	162
Income tax payables	832	1,178
Allowance for warranty	-	(38)

Net cash used in operating activities	(526)	(2,285)

Cash flows from financing activities
Due to shareholders	110	125
Proceeds from short-term bank loan and financial istitution	2,821	9,114
Repayment of bank loan payable-bank and financial istitution	(2,689)	(9,033)
Repayment of mortgage loan	(12)	-

Net cash (used in)/provided by financing activities	230	206

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	226	75

Net decrease in cash and cash equivalents	(70)	(2,004)

Cash and cash equivalents-beginning of the period	102	2,928

Cash and cash equivalents-end of the period	32	924

Supplemental disclosure of cash flow information
Interest Paid	43	756
Income Taxes Paid	41	515

See notes to consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated by ORS in the British Virgin Islands (“BVI”) with issued capital of US$2.00. OXHBVI is a wholely owned subsidiary of ORS; OXHBVI’s principal activity is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated by OXHBVI in HK with issued capital of HK$100.00 (equivalent to US$13.00); OXTHK is a company engaged in trading cellular phones and accessories, and is 100% owned by OXHBVI.

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

The Company’s business relies on a few distributors. In the current economic environment, turnover days of accounts receivable due from these distributors are longer than before. The Company has not provided any bad debt provision to the significant accounts receivable balance considering historical good cooperation relationship with these distributors and believes no provision is needed as of September 30, 2009.

The Company is discussing with those distributors to try to collect a portion of account receivable in fourth quarter of 2009.

The Company has limited cash and cash equivalents in hand for a long time and may obtain loans from banks to finance business operation from time to time. The Company currently has certain overdue loan from Beijing Rural Commercial Bank at September 30, 2009. The Company is negotiating an extension of the term with the bank.

The Company has not paid salaries and welfare to employees for certain months in 2009 due to difficulty in cash flow.

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

The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading.

The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

Basis of consolidation

The consolidated financial statements include the accounts of Orsus Xelent Technologies, Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. We generally do not require collateral from our customers.

 We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time. We review the accounts receivable on a periodic basis and make specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, we consider many factors, including the age of the balance, the customer’s past payment history, cooperation history with us, its current credit-worthiness and current economic trends.

Recently issued accounting pronouncements

FASB Establishes Accounting Standards Codification
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting
In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.
In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC topic 320-10-65). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

The adoption of these updates will not have a material effect on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

Business Combinations and Noncontrolling Interests
In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and have applied it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective January 1, 2009.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (ASC Topic 810-10-65). This guidance requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provided guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, it requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance effective January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In June 2009, the FASB issued the following standards:
•
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

•
SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance was effective for our third quarter ended September 30, 2009.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

4.	ACCOUNTS RECEIVABLE

The main component of US$93,398 of accounts receivable as of September 30, 2009, was mainly a balance of US$83,556 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation, a third-party guarantee company licensed by the PRC government (“Zhonghui”), and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,829), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. Such accounts receivables are guaranteed for a period of two years from the date they are due.

5.	ADVANCE TO SUPPLIERS

US$21,834 of advance to suppliers at September 30, 2009 is payment in advance to suppliers. Since financial crisis spread in late 2008, more of our suppliers require advance payment for purchasing their products.

6.	OTHER CURRENT ASSETS

US$1,824 of the Company’s other current assets at September 30, 2009 included other receivables with a balance of US$1,731 which relates to the refundable deposit paid for the potential acquisition of Hebei Leimeng Times Telecommunication Equipment Co. Ltd.  The potential acquisition was terminated during the year ended December 31, 2008.

7.	PLEDGED DEPOSIT

US$1,290 of deposit at September 30, 2009 and US$1,287 of deposit at December 31, 2008 was paid to Zhonghui, a guarantee company, in September 2008 as a pledge for US$6,874 (RMB47,000) of bank loans. Refer to Note 9, “Loan Payable-bank” for more discussion of the bank loans.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303
	761	761
Less: Accumulated depreciation	(574)	(520)

Net	187	241

The depreciation expenses were US$12 and US$23 for the three months ended September 30, 2009 and 2008 respectively. The depreciation expenses were US$54 and US$72 for the nine months ended September 30, 2009 and 2008 respectively.

9.	LOAN PAYABLE-BANK

All bank loans outstanding at September 30, 2009 and December 31, 2008 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At September 30, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$6,874)	10.08%	September 28, 2008 to September 27, 2009 (See note below)	Director Liu Yu; A guarantee company; pledged deposit of RMB8,820K

Loan from Huaxia Bank	17,200 (US$2,515)	6.372%	February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

At December 31, 2008	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$6,857)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of RMB8,820K

Loan from Huaxia Bank	18,000 (US$2,627)	8.964%	From February 18, 2008 to February 18, 2009	Director Liu Yu; Two third party companies; Distributor Xingwang.

Interest expense incurred for the three months ended September 30, 2009 and 2008 were US$270 and US$255, respectively, and the nine months ended September 30, 2009 and 2008, US$758 and US$733, respectively.

US$6,874 (RMB47 million) of loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued $8 in penalty interest from September 28, 2009 to September 30, 2009.

10.	LOAN PAYABLE

The USD$307 short-term loan outstanding at September 30, 2009 was provided by a third party company Zhonghui. It is unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

11.	AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship

Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions

	September 30, 2009	December 31, 2008
	US$’000	US$’000
Due to shareholders
Mr. Liu Yu	318	219
Mr. Wang Xin	250	238

	568	457

Bank loans guaranteed by Mr. Liu Yu	9,379	9,484

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

At September 30, 2009, the Company had a non-cancelable operating lease for the office premises, under which the rental payment due within the next twelve months is US$13. The lease term is from January 1, 2009 to December 31, 2009. Rental expense for the nine months ended September 30, 2009 and 2008 was $39 and $103, respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue to PRC tax authorities for VAT purposes when invoices are issued, but accruing the VAT liability when sales are made prior to invoices being issued. As of September 30, 2009 and December 31, 2008, sales accumulatively amounted to approximately US$236,748 and US$175,834, respectively, for which VAT invoices have not yet been issued. The associated output VAT amounts with the above unbilled revenue were US$40,247 and US$29,892 as of September 30, 2009 and December 31, 2008. Meanwhile, as of September 30, 2009 and December 31, 2008, purchases amounted to US$144,232 and US$137,119 respectively for which VAT invoices have not been received from suppliers. The input VAT amounts associated with the above purchase were US$24,519 and US$23,310 as of September 30, 2009 and December 31, 2008, respectively. The net VAT payables resulting from the above non-issued and non-received invoices were US$15,728 and US$6,582 as of September 30, 2009 and December 31, 2008, respectively. The net VAT payable resulting from the issued and received invoices netting paid amount was US$3,323 and US$3,590 as of September 30, 2009 and December 31, 2008, respectively. The total net VAT payables were US$19,051 and US$10,172 as of September 30, 2009 and December 31, 2008, respectively. These balance amounts were included in “Accrued expenses and other accrued liabilities.”

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

Financial guarantee contract

On June 20, 2007, BOXT entered into a guarantee contract for three years from June 20, 2007 to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$17,550 (equivalent to RMB120,000) to an independent third-party, Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract including principal and interest, late interest payments, fines and other expenses incurred in the claiming process, if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn and filing for bankruptcy.

According to a valuation report dated March 20, 2009 issued by an independent professional appraiser, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2008 that BOXT could be required to make under the guarantee contract was approximately US$470. The Company’s management assessed that the fair value of the undiscounted maximum potential amount of future payments as of September 30, 2009 did not materially differ from the same figure as of December 31, 2008. Management believes it is not probable BOXT will need to fulfill any obligation under this contract.

13.	DEDICATED RESERVES

The Company’s subsidiary, BOXT, was required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the nine months ended September 30, 2009, BOXT made appropriations to this statutory reserve of US$73. The accumulated balance of the dedicated reserve at BOXT as of September 30, 2009 and December 31, 2008 were US$1,115 and US$1,042, respectively.

In accordance with the PRC laws and regulations, BOXT is restricted in its ability to transfer a portion of its net assets to UFI in the form of dividends, which amounted to US$2,798 as of September 30, 2009.

14.	STOCK OPTIONS

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the nine month period ended September 30, 2009 is presented below:

Number of share options
As of January 1, 2009	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-
As of September 30, 2009	614,000

15.	PENSION COSTS

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$6 and US$8 for the three months ended September 30, 2009 and 2008 respectively. The pension expenses were US$34 and US$24 for the nine months ended September 30, 2009 and 2008 respectively.

16.	INCOME TAXES

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

The Company’s income is principally generated in the PRC by BOXT. Since BOXT is registered as a wholly-owned foreign investment enterprise (“WOFE”), it is subject to tax laws applicable to WOFEs in the PRC. On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC, applicable for fiscal years commencing on or after January 1, 2008. By virtue of the NEITL, BOXT was subject to the unified EIT rate of 25% in effect from January 1, 2008. However, the 50% tax reduction, which has already been obtained by BOXT under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by BOXT, until expiration in 2009.

As of September 30, 2009 and December 31, 2008, the Company identified the following as “major” tax jurisdictions, defined as those jurisdictions in which it was required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2009 and during the year ended December 31, 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next three months.

(a)	Income tax expense comprised the following:

	Nine months ended September 30,
	2009	2008
	US$’000	US$’000
Current tax
United States	-	-
Hong Kong	-	238
PRC	868	1,082
	868	1,320

(b)	Reconciliation between the provision for income taxes computed by applying the PRC statutory income tax rate of 25% to income before income taxes and the effective income tax rate is as follows:

	Nine months ended September 30,
	2009	2008
PRC statutory income tax	25%	25%

Tax exemption and tax relief granted to PRC subsidiary and the effects of permanent differences	(12%)	(8%)
	13%	17%

17.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Numerator used in basic net income per share:
Net income	1,370	2,925	5,812	6,348

Shares (denominator):
Weighted average common shares outstanding	29,756,000	29,756,000	29,756,000	29,756,000
Plus: weighted average incremental shares from assumed exercise of warrants	-	-	-	-
Weighted average common shares outstanding used in computing diluted net income per common share	29,756,000	29,756,000	29,756,000	29,756,000
Earnings per ordinary share-basic and diluted	$0.05	$0.10	$0.20	$0.21

As of September 30, 2009, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during nine months ended September 30, 2009.

18.	CONCENTRATIONS AND CREDIT RISKS

At September 30, 2009 the Company had a credit risk exposure of uninsured cash in banks of approximately US $32, US $93,398 accounts receivable and US $21,834 advances to suppliers. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During three and nine months ended September 30, 2009, the Company is engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

The Company buys certain major materials from three major suppliers. In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to five subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the nine months ended September 30, 2009 and 2008, the Company’s operating revenue was mainly derived from two distributors. For the nine months ended September 30, 2009 and 2008, 90% and 92%, respectively, of total revenue was derived from our largest distributor Xingwang. For the three months ended September 30, 2009 and 2008, 87% and 78% of total revenue was derived from our largest distributor Xingwang. There was no trade deposit received from Xingwang as of September 30, 2009 and December 31, 2008 respectively. Accounts receivables from Xingwang were US$83,556 and US$77,740 as of September 30, 2009, and December 31, 2008 respectively. As mentioned in note 4, “accounts receivable”, in year 2008, a guarantee company provided a guarantee up to US$43,875 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due.

(b)           Suppliers accounting for over 10% of the Company’s purchases are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	%	%	%	%
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	58	-	52	-
Supplier B	28	-	38	-
Supplier C	14	-	5	-
Supplier D	-	34	-	35
Supplier E	-	30	-	11
Supplier F	-	15	-	12
Supplier G	-	12	-	22
Supplier H				13
Total	100	91	95	93

Advances to the above suppliers were US$4,987 and US$8,129 as of September 30, 2009 and December 31, 2008 respectively. Accounts payable owed to the above suppliers were US$6,664 and US$12,188 as of September 30, 2009 and December 31, 2008, respectively.

(c)
The Company’s revenue for the three and nine months ended September 30, 2009 and 2008, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	September 30, 2009	December 31,2008
	US$’000	US$’000

PRC	184	237
Hong Kong	3	4

Total long-lived assets	187	241

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

19.	RECLASSIFICATION

US$307 loan payable to a third party company, previously included in the balance of accrued expenses and other accrued liabilities as of December 31, 2008, has been reclassified into loan payable.

20.	SUBSEQUENT EVENT

Management has considered all events occurring through November 23, 2009, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

The Company’s cell phone products are mainly produced through Original Equipment Manufacturers (OEMs) and the products were delivered from OEMs to distributors directly. The Company keeps no inventory or very limited quantity.

Business Review

The Company sold 186,950 cell phone units during the third quarter of 2009. For the three months ended September 30, 2009, the Company generated revenue of US$19,125,000, representing a decrease of 34.59% as compared to US$29,240,000 for the same period in 2008, in contrast with the entire cell phone market, in which sales increased by 10.08% compared to the same period in 2008, as recently reported by Sino Market Research Limited. Meanwhile, the Company achieved a gross profit margin of 10.83%, a decrease of 3.42% as compared to 14.25% earned for the same period in 2008. The Company believes this decrease is due to the fact that our major customers didn’t get several large orders from their customers. The Company continued to supply feature-rich, economically-priced, mid-level and low-end products – a different strategy from that of foreign brands, which tend to have higher costs and higher output prices.  92% of the products the Company sold in this quarter were priced below RMB1,000 (approximately US$146). This has led to a decrease of US$2,095,000 or 50.28% in the Company’s gross income, from US$4,167,000 earned in the three months ended September 30, 2008, to US$2,072,000 for the three months ended September 30, 2009.

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

The Company is aware that the cell phone market in the PRC may continue to experience some difficulty in the 2009, but it still projects that the industry will be in a better position in upcoming quarters because (a) the reorganization of PRC telecom carriers is projected to lead to market development, and (b) new 3G technology is likely to encourage market demand.  With these projections in mind, the Company will continue to employ the following three operating strategies going forward:

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

In summary, the Company predicts modest decline in both sales revenues and net income during the fiscal year ending December 31, 2009.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the nine months ended September 30, 2009 and 2008, respectively (in thousand USD):

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008		Comparison
	(US$000)	% of Revenue	(US$000)	% of Revenue	(US$000)%

Net sales	62,181	100.00%	78,853	100.00%	(16,672)	(21.14)%

Cost of sales	53,928	86.73%	68,302	86.62%	(16,434)	(21.04)%

Sales & marketing expenses	213	0.34%	353	0.45%	(140)	(39.66)%

General & admin. expenses	533	0.86%	1,799	2.28%	(1,266)	(70.37)%

R&D expenses	32	0.05%	391	0.50%	(359)	(91.82)%

Depreciation	54	0.09%	72	0.09%	(18)	(25.00)%

Interest expenses	758	1.22%	733	0.93%	25	3.41%

Other income	17	0.03%	465	0.59%	(448)	(96.34)%

Income before income taxes	6,680	10.74%	7,668	9.72%	(988)	(12.88)%

Income tax	868	1.40%	1320	1.67%	(452)	(34.24)%

Net income	5,812	9.35%	6,348	8.05%	(536)	(8.44)%

The following table summarizes our operating results for the three months ended September 30, 2009 and 2008, respectively:

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008		Comparison
	(US$000)	% of Revenue	(US$000)	% of Revenue	(US$000)%
Net sales	19,125	100.00%	29,240	100.00%	(10,115)	(34.59)%

Cost of sales	17,053	89.17%	25,073	85.75%	(8,020)	(31.99)%

Sales & marketing expenses	40	0.21%	128	0.44%	(88)	(68.75)%

General & admin. expenses	164	0.86%	228	0.78%	(63)	(27.63)%

R&D expenses	4	0.02%	250	0.85%	(246)	(98.40)%

Depreciation	12	0.06%	23	0.08%	(11)	(47.83)%

Interest expenses	270	1.41%	255	0.87%	15	5.88%

Other income	-	-	87	0.30%	(87)	(100.00)%

Income before income taxes	1,582	8.27%	3,370	11.53%	(1,788)	(53.06)%

Income tax	212	1.11%	445	1.52%	(233)	(52.36)%

Net income	1,370	7.16%	2,925	10.00%	(1,555)	(53.16)%

Net sales

Our revenue was US$62,181,000 for the nine months ended September 30, 2009, representing a decrease of 21.14% compared to US$78,853,000 for the same period in 2008. For the three months ended September 30, 2009, the total revenues of the Company were US$19,125,000, representing a decrease of 34.59% as compared to US$29,240,000 in the same period of 2008.

As stated in Business Review above, despite the global economic turmoil, we believe China's economy has begun to improve gradually. However, it seems that the economy has mainly focused on large-scale projects instead of the consumer goods markets, as the sector has experienced a much slower recovery. In the Chinese cell phone market, sales volume has fallen by 30% as compared to the same period last year. During this quarter, the Company has continued to undertake its sales strategy of supplying feature-rich, low-priced, mid-level and low-end products. It has also put great efforts into developing new products tailored for telecom operators and expanding its sales channels beyond the enhanced traditional market in which products were traded at prices less than RMB1,000, or approximately US$146.

Products Segment

For the nine months ended September 30, 2009, the Company’s sales were primarily attributable to the following products:

Cellular	Nine months ended September 30, 2009
phones model	Amount (US$’000)	% of total revenue
X600	5,430	8.73%
X610	5,559	8.94%
X555	1,949	3.13%
T303	6,795	10.93%
DX880	3,685	5.93%
X650	3,710	5.97%
X780	12,554	20.19%
LM2800	1,187	1.91%
LM2850	1,312	2.11%
LM2820	877	1.41%
CN747	2,571	4.13%
X98	2,748	4.42%
X666	8,542	13.74%
X8828	2,598	4.18%
X6102	2,666	4.28%
Total	62,183	100.00%

For the three months ended September 30, 2009, the Company’s sales were primarily attributable to the following products:

Cellular	Three months ended September 30, 2009
phones model	Amount (US$’000)	% of total revenue
CN747	2,571	13.44%
X98	2,748	14.37%
X666	8,542	44.66%
X8828	2,598	13.58%
X6102	2,666	13.95%
Total	19,125	100.00%

Customer Segments

For the nine months ended September 30, 2009, our sales in the aggregate amount of US$62,181,000 were derived mainly from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“Xingwang”).  Xingwang has been our most important distributor for a long period of time and provided revenues of US$56,239,000. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Nine months ended September 30, 2009
	Amount (US$’000)	% of total revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	56,239	90.44%
Tianjin Tongguang	5,942	9.56%
Total	62,181	100.00%

For the three months ended September 30, 2009, our revenues were derived also mainly from sales to Xingwang, in the aggregate amount of US$16,558,000.

	Three months ended September 30, 2009
	Amount (US$’000)	% of total revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	16,558	86.58%
Tianjin Tongguang	2,567	13.42%
Total	19,125	100.00%

Gross Margin

For the three months ended September 30, 2009, gross margin was US$2,072,000, representing a decrease of US$2,095,000 in gross profit when compared to the same period of 2008.  During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely. The Company’s gross margin for the period decreased to 10.83% as compared to 14.25% for the same period of 2008.

For the three months ended September 30, 2009, although we received few bulk orders on high-margin customized products from the telecom operators sector, we did develop and supply our customized 3G phone model T303 to meet their needs. X666 products have contributed approximately 40.20% of our sales volume and 44.67% of our revenue in the quarterly financial results. Marketed at a very reasonable price, X666 products were sold in such a large quantity that they indeed boosted the Company’s overall gross margin for this quarter.

For the nine months ended September 30, 2009, gross margin was US$8,253,000, representing a decrease of US$2,298,000 in gross profit when compared to the same period of 2008.  The decline of gross margin is due to financial crisis impact and increasing competition in the market.

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

For the three months ended September 30, 2009, selling expenses were US$40,000, or 0.21% of revenues, representing a US$88,000 decrease compared with US$128,000 for the corresponding period in 2008.

For the nine months ended September 30, 2009, selling expenses were US$213,000, or 0.34% of revenues, representing a US$140,000 decrease compared with US$353,000 for the corresponding period in 2008.

We rely more on concentrated distributors in products sales and this strategy led to the decrease of selling expenses.

R&D expenses

For the three months ended September 30, 2009, R&D expenses were US$4,000, or 0.02% of revenue, representing a decrease of US$246,000 or 98.40%, compared with the numbers for the corresponding period in 2008. For the nine months ended September 30, 2009, R&D expenses were US$32,000, or 0.05% of revenue, representing a decrease of US$359,000 or 91.82%, compared with the numbers for the corresponding period in 2008. The significant decrease in R&D expenses was a result of the Company’s focus on more regular R&D initiatives and the fact that it did not launch full R&D projects for development of new products during the current year. This decision was considered prudent in light of the potential impact from the pending telecom industrial reorganization in the PRC.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended September 30, 2009, total general and administrative expenses were US$164,000, or 0.86% of total revenues, representing a decrease of US$63,000, or 27.63% as compared to US$228,000, or 0.78%, of the total revenues for the corresponding period in 2008.

For the nine months ended September 30, 2009, total general and administrative expenses were US$533,000, or 0.86% of total revenues, representing decreases of US$1,266,000, or 70.37% as compared to US$1,799,000, or 2.28%, of the total revenues for the corresponding period of 2008.

The sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction. In addition, there was US$724,520 stock based compensation cost recognized during the nine months ended September 30, 2008. There was no such type of expense during the nine months ended September 30, 2009 since no stock options were granted.

Interest expenses

For the three months ended September 30, 2009, interest expenses increased by US$15,000 compared with same period in 2008. The increase is mainly due to an additional of US$218,000 short-term loan is outstanding in the third quarter of 2009 compared with same period in 2008.

For the nine months ended September 30, 2009, interest expenses increased by US$25,000 compared with same period in 2008. The increase is mainly due to significant outstanding loans during the nine months ended September 30, 2009 as well as a result of exchange rate fluctuation, as the short-term loans are denominated in RMB.

Other income

For the nine months ended September 30, 2009, other income accounted for US$17,000, or 0.03% of total revenues. It was mainly comprised of reversals of doubtful accounts allowance.

Provision for income taxes

For the three months ended September 30, 2009, provision for income taxes decreased by US$233,000 compared with same period in 2008. The decrease is mainly attributable to a decline in taxable income.

For the nine months ended September 30, 2009, provision for income taxes decreased by US$452,000 compared with same period in 2008. The decrease is mainly attributable to a decline in taxable income.

Net income

For the nine months ended September 30, 2009, our net income was US$5,812,000 or a net profit margin of 9.35%, representing a decrease of US$536,000, or 29.77%, as compared to US$6,348,000, or a net profit margin of 8.05% in the same period of 2008, primarily due to the current difficulties effecting the market and industry as well as our deceased net sales.

For the three months ended September 30, 2009, our net income was US$1,370,000 or a net profit margin of 7.16%, representing a decrease of US$1,555,000, or 53.16%, as compared to US$2,925,000, or a net profit margin of 10.00% in the same period of 2008.

The decrease was mainly due to our business shrinking in the current economic downturn.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s business relies on few distributors. In current economic environment, turnover days of accounts receivable due from these distributors are longer.  The Company has not provided any bad debt provision to the significant accounts receivable balance considering historical good cooperation relationship with these distributors and believes no provision is needed as of September 30, 2009.

The Company is discussing with those distributors to try to collect a portion of account receivable in fourth quarter of 2009.

The Company has limited cash and cash equivalents in hand for a long time and may obtain loans from banks to finance business operation from time to time. The Company currently has certain overdue loan from Beijing Rural Commercial Bank at September 30, 2009.  The Company is negotiating an extension of the term with the bank.

The Company has not paid salaries and welfare to employees for certain months in 2009 due to difficulty in cash flow.

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of September 30, 2009, we had current assets of US$118,378,000. Current assets are mainly comprised of accounts receivable of US$93,398,000, advance to suppliers of US$21,834,000, cash and cash equivalents of US$32,000, pledged deposit of US$1,290,000 and other current assets of US$1,824,000.

As of September 30, 2009, our current liabilities were US$64,050,000 and included accounts payable of US$24,166,000, trade deposits received of US$1,936,000, short-term loans of US$9,389,000, accrued expenses and other accrued liabilities of US$21,813,000, income tax payables of US$5,871,000 and amounts due to directors of US$568,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of September 30, 2009, our accounts receivable had increased by US$11,322,000 to US$93,398,000, as compared to US$82,076,000 on December 31, 2008. The increase in accounts receivables was mainly due to a longer turn over period in the current economic recession environment. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have the third-party guarantee company to guarantee the accounts receivable due from this major distributor.

As of September 30, 2009, our advance to suppliers was US$21,834,000, which represented an increase of US$13,393,000 as compared with US$8,441,000 as of December 31, 2008. The increase was primarily because the Company made some prepayments to suppliers in past quarters of year 2009.

As of September 30, 2009, our other current assets were US$1,824,000, which represented a decrease of US$34,000, as compared to US$1,859,000 as of December 31, 2008. The “other current assets” are mainly composed of prepaid deposits to acquire a manufacturing facility in the amount of US$1,731,000. The acquisition was terminated in 2008. The decrease in other current assets was mainly attributable to the recovery of some of the deposit paid to our office equipment and facilities suppliers.

As of September 30, 2009, our accounts payable were US$24,166,000, which represents an increase of US$7,813,000, or 47.78%, as compared to US$16,353,000 as of December 31, 2008. The increase was mainly because we delayed the payment to certain suppliers to meet our working capital demand.

As of September 30, 2009, accrued expenses and liabilities were US$21,813,000, representing an increase of US$9,801,000 or 81.59%, compared to US$12,012,000 as of December 31, 2008. The increase was mainly due to an additional VAT payable of US$8,916,000 mainly caused by outstanding input VAT invoices.

During this quarter, we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of September 30, 2009, income tax payable was US$5,871,000, representing an increase of US$888,000 or 17.80%, compared to US$4,989,000 as of December 31, 2008.  The increase was mainly due to provision of PRC income tax at the effective tax rate of 13%, and our deferment of income tax payable to the government for the three months ended September 30, 2009.

As of September 30, 2009, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). The Company operations are mainly denominated in RMB.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

As of September 30, 2009, we had cash and cash equivalents of US$32,000. This represented a decrease of US$70,000 when compared with US$102,000 as of December 31, 2008. During nine months ended September 30, 2009, we had a fast moving cash flow to ensure desirable goods supplies. We made timely payments to our suppliers so that we had shortened goods supply terms to deal with the fierce competition in the cell phone market.

As of September 30, 2009, our aggregate short term loans were US$9,696,000, which were comprised of US$2,515,000 from Huaxia Bank, US$6,874,000 from Beijing Rural and Commercial Bank and US$307,000 from a third party company.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we had no off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of September 30, 2009, were US$9,389,000. The interest rate for the three months ended September 30, 2009 was charged at 6.372% to 10.080% per annum.

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

(c)           None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

(a)           None.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended September 30, 2009.

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

DATED:  November 23, 2009

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