Form 10-K
period 2009-12-31
Orsus Xelent Technologies Inc
filed 2010-04-15
CIK 1297024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT        OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33456

ORSUS XELENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1198142
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,465,298 based on the closing price as reported on the American Stock Exchange.

There were a total of 29,756,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of April 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1.	Business.

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” in this Annual Report are to the combined business of Orsus Xelent Technologies, Inc. and its wholly-owned subsidiaries, including its operating subsidiaries, United First International Limited, Beijng Orsus Xelent Tech& Trading Company (“Xelent”), Orsus Xelent Holdings (BVI) Limited and Orsus Xelent Trading (HK) Company Limited.

Introduction

On March 31, 2005, we completed a stock exchange transaction (“Exchange Transaction”) with the shareholders of United First International Limited (“UFIL”), a company incorporated under the laws of Hong Kong.  The Exchange Transaction was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of March 31, 2005 (“Exchange Agreement”).

Pursuant to the Exchange Agreement, we issued shares of our common stock to the shareholders of UFIL in exchange for 100% of the outstanding capital stock of UFIL and UFIL became a wholly-owned subsidiary of the Company.  We carry on our business through UFIL’s wholly owned subsidiary, Xelent.

Description of Business

Since May of 2003 we have, through the operations of Xelent, been engaged in the business of designing, and distributing economically priced cellular phones for retail and wholesale distribution. We outsourced  manufacturing to third party factories.  In February 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce in the People’s Republic of China (“PRC”) as its product trademark.  The Company is also known as “Orsus Cellular” within the industry. In January 2007, the trademark “PROXLINK” was registered for the Company's specialized application mobile series.  Between April 2004 and the end of 2009, we have sold over 3.75 million mobile phones.

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

The Company has established an industrial design department for the purpose of developing proprietary mobile phones that will be attractive to our PRC customers.  Most of the mobile phones we design are for the Company’s exclusive sale and distribution; the remainder are developed in conjunction with outside design firms.  The long-term partners and manufacturers we employ to produce our cell-phones and accessories are the same experienced  Original Equipment Manufacturer (“OEM”) plants used by global brands like Motorola, Nokia and Ericsson. Our current operations include the outsourcing of manufacturing and customization, oversight of production and quality control at our OEM factories, and coordination of the distribution of our products to retailers and customers. In an effort to reduce our reliance on third-party manufacturers, we plan, eventually, to acquire a factory that will give us the capacity to produce our own phones and accessories.

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

According to In-Stat, a market research service provider, 165 million multimedia phones will be sold in the PRC by 2011, representing a market penetration rate of 81%.  Around 70% of the current owners of music phones and camera phones in the PRC express strong interest in more high-end equipment. And, because PRC mobile users show a strong preference for combined MP3 players/mobile phones, phone makers targeting PRC customers are likely to focus on producing these types of phones in the future.

Despite these projections, data from 2009 captured in the charts below show that development of the cellular phones industry in the PRC has been maintaining a modest growth level for the whole of 2009.  This is probably the result of the global economic recovery as well as restructuring among the PRC telecom carriers during this period.

The below data is market size of fiscal year 2009. (The end-users developed.)

(Data in thousands)

	Jan 2009	Feb 2009	Mar 2009	Apr 2009	May 2009	Jun 2009	Jul 2009	Aug 2009	Sep 2009	Oct 2009	Nov 2009	Dec 2009
GSM
Market	12,945	11,192	11,023	10,022	11,453	10,074	10,995	12,337	11,686	13,628	10,879	10,815
Size
CDMA
Market	1,876	2,122	2,740	2,504	2,012	2,010	2,178	2,409	2,874	2,676	2,700	3,427
Size
Total
Market	14,822	13,313	13,763	12,526	13,465	12,083	13,173	14,746	14,559	16,304	13,579	14,242
Size

Source: SINO Market Research March 2010

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

The Company has maintained a modest  sales level since the launch of our first mobile phones in April 2004.  The designs of our mobile phones continue to reflect our consideration and understanding of the habits and tastes of our customers in the PRC.  For instance, our products incorporate features that are popular in the PRC such as overlapped dual screens, powerful color messaging, and photography capabilities.  The Company’s products are, and have always been, low and moderately priced, but of high quality. On November 23, 2004, the premier consulting firm, CCIDNET Information Technology Co., Ltd. granted the “2004 Prize for the Most Potential Wireless Terminal” to the Company’s mobile phone model OS70 during its Annual Exhibition in the PRC. At the same exhibition, our M62 model was awarded the “2004 Prize for the Most Fashionable Wireless Terminal” in the high performance category. These awards are evidence of public and industry appreciation and acceptance of the Company’s mobile phones.

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

The Company established itself in the PRC mobile phone market with the introduction of the first wristphone that combined wrist watch and mobile phone. Then, in response to a rapid increase in demand for color screen mobile products in the PRC, we produced single color dual screen mobiles (models F16 and F18), and a dual screen multi-color screen mobile (model FG25).  In response to customer preferences, we also equipped models F16 and F18 with cameras, laying the foundation for our R&D on camera and video functions and the introduction of many models of 300,000 pixel camera mobile products, including models FG830, FG850, OS83, OS85, OS70, OS86 and M851. We also met consumer demand with our launch of the 1M camera mobiles, models OSM62 and OSM72, which reflected a simple design style with multiple functions. We followed these early successes with many more models of multimedia mobiles, such as K600, X188 and D8120.  In 2007 we launched our X180 mobile information terminals to meet the market’s demand for information office products, providing swift and convenient mobile terminal products for industrial application and specific customers, such as China Unicom.  In addition to the products listed above, we have also developed many models of GSM/GPRS mobiles, including models N3200 and H8801.  In 2009, T303 and X780 ranked as our best selling models, contributing 15.6% and 17.2% respectively, to our total sales revenue of US$77,392 for the year. (by volume)

To meet changing market demands, we will continue to introduce economically-priced, high performance products that reflect our advantages in appearance, design, and functional development and will continue to strengthen our competitiveness in the domestic PRC mobile sector.

Research and Development (R&D)

Our R&D Department is responsible for researching new products and securing new technologies.  It has made significant contributions to the Company's ability to adapt our overall strategies and operations to market demand, sustain advanced product development, and, most importantly, enhance the technical strength that lies at the core of the Company’s competitiveness in the market. Most of our patented models and samples are developed exclusively by our R&D Department. Some of our most innovative products include the first telecommunications terminal to fully support the CDMA2000-1X protocol; the first wrist watch style wireless mobile phone; the first mobile phone made in the PRC using three-color OLED organic EL secondary display with TFT main display; the first mobile phone made in the PRC supporting four frequencies (850/900/1800/1900MHz); the first mobile phone made in the PRC with 64 polyphonic melodies; the first mobile phone supporting a USB interface and 16M flash U-disk (NAND-FLASH); and the first mobile phone made in the PRC with an internal 300K camera, Ultra-red, EMS, MMS, JAVA and USB.  At the Annual Conference on Network Application Technology held by CCID in Beijing in November 2004, our Model M62 received the Most Fashionable Cell Phone of 2004 award and our Model OS70 won the Best Potential of 2004 award.

While 3G technology is becoming the mainstream in the PRC, we anticipate developing our own 3G cellular phones based on Company R&D efforts as well as cooperative development efforts with our strategic industry partners.  We plan to develop products that will operate with the TD-SCDMA and WCDMA standards and have established a technology development team that includes members of our product planning division, project management division and industrial design center. Our product planning division is responsible for constructing our medium-term strategic plans and setting up schedules for our research and development projects. Our project management division administers our R&D efforts, oversees manufacturing and quality control of our products, and monitors costs, including human resources costs. Our industrial design center is responsible for evaluating design plans provided by the R&D Department or by third party industrial design companies, confirming model configurations and supervising module production and quality.

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

In general, PRC cellphone manufacturers mainly conduct their research and development based on existing chip functions, a fact which is reflected in the forms of applications chosen and interface-level development. Both application-level and interface-level development are categorized as development of adaptability systems - only protocol stack and source procedure development is recognized as software development. Therefore, there is no exclusive right or limited use of any such systems for these manufacturers, including the Company.

Competition

The Company faces substantial competition from other wireless phone manufacturers such as Nokia, Samsung, and Motorola, who, together, controlled more than half of the PRC cellular market in 2009.  In addition, we face competition from the domestic cellular phone producers, such as Tianyu, Huawei, Lenovo and ZTE, who controlled 4.7%, 4.4%, 4.3% and 2.9%, respectively, of the cellular market in the PRC in 2009. (From Sino Market Research, March 2010.)

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

Employees

We have 26 employees. Of the 26 employees, 6 people serve in management related capacities. All employees are located  in nine departments: the Project Management Department employs 2 people, the Technology Support and Quality Control Department employs 3 people, the Business Management Department employs 3 people, the Planning and Finance Department employs 4 people, the Human Resources Department employs 2 people, the Financing and Investment Department employs 2 people, the Customer Service Department employs 5 people, the R&D Department employs 2 people, and the Marketing Development Department employs 3 people.

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

Our success depends substantially upon retaining our major clients. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future.  For the twelve months ended December 31, 2009, we had one major customer:  Beijing Xingwang Shidai Tech & Trading Co., Ltd., which was responsible for over 90.6% of our revenues. We have developed and enhanced our relationship and positioned ourselves for long-term cooperation with them by taking the following steps:

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

The industry in which we compete is highly competitive, fragmented, and driven by consumer preferences for quickly-evolving technologies. Our competitors include both international brands like Nokia, Motorola, and Samsung, and domestic brands like Lenovo, Tianyu, Oppo, Changhong and Gionee, among others. We believe competitors in the cell phone industry compete on the following main factors: effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation.  We expect competition to intensify in the future due to the increased number of competitors and other factors discussed below. Other companies, foreign and/or domestic, may also enter the PRC market with better products or services, greater financial and human resources and/or greater brand recognition than our Company. Competitors will also continue to improve and expand their current product lines and introduce new products to market.  We can make no assurances that we will be able to compete effectively or that we will have the resources needed for the technical innovation, business development, advertising and marketing that are necessary to compete effectively and build awareness of our brand. Staying competitive will require substantial human and capital resources from the Company.  We may also have to continue to rely on strategic partnerships for critical branding and relationship leverage; there is no guarantee these partnerships will prove sufficient. We cannot assure that the Company will have enough resources to make these investments or that we will be able to achieve the technological advances necessary to remain competitive.  Increased competition may result in price reductions, lower gross margins, and/or loss of market share.  Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that no allowance for doubtful accounts receivable is required as of December 31, 2009 and December 31, 2008.

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

We rely on sales to the PRC government and a significant decline in overall government expenditures or a delay in the payment of our invoices by the government could have a negative impact on our future operating results.

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

Inflation in the PRC may impair our ability to conduct business profitably in the PRC.

Recently, the PRC economy has experienced periods of rapid expansion. During the past ten years, the rate of inflation in the PRC has been as high as 5.8% and as low as -1.4% . These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to limit inflation. High inflation in the future may cause the  PRC government to impose controls on credit or prices, or to take other actions which could inhibit economic activity in the PRC, and thereby harm the market for our products.

Likewise, negative inflation could have an unfavorable effect on our business profitability in the PRC. Negative inflation may cause a period where consumers are reluctant to spend, as consumers anticipate lower prices for products in the future. In the event of negative inflation, the  PRC government may impose controls on credit or prices, or take other actions which could inhibit economic activity, harming the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues are recorded in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside the PRC or to make dividends or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain. For instance, foreign enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The PRC regulatory authorities may impose more stringent restrictions on the convertibility of the Renminbi in the future.

We are subject to the United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the PRC Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Exchange Agreement (defined herein). If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Of the total outstanding common stock, 20.56% is held by our executive officers and directors. As a result, these shareholders could control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease office space in Beijing. Our Beijing office serves as our corporate headquarters and is responsible for sourcing and coordination with cellular component suppliers, coordination with our research and development partners and following up the hardware and software testing aspects before mass production. The following is relevant information on our Beijing office:

Address	Office / Production	Process / Lease	Monthly Rental (rmb)	Monthly Rental (usd)	Lease period
29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Dist., Beijing (1)	Office	Lease	30,0000.00	4,309	January 2009 to December 2010
No. 1, Fuyou Street, Airport Huoyun Road, Shunyi Dist., Beijing (2)	Office	—(2)	—	—	—

(1)
The Company moved into the office space at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Dist., Beijing  The Company renewed the rental contract recently and the rental for this office space is now US$53,000 per year.

(2)	The office listed as the second address is provided by Beijing Xin Ganxian Logistic Company (a third party) free of charge to the Company.

Item 3.	Legal Proceedings

We are party to certain litigation/arbitration related to amounts payable to suppliers for goods with which the Company was not satisfied as to quality and timing of delivery.  However, the amounts  in question are not substantial enough that such litigation/arbitration are material to the Company or would have a material adverse effect on our business.  Furthermore, we expect to be able to negotiate resolutions to these issues. Please refer to the detailed  description below about the pending legal proceedings.

Legal disputes with two suppliers arose from the unqualified accessories andmaterials supplied by Shenzhen Songding Industry Ltd., (“Songding”) and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”). The management of Beijing Orsus Xelent Techonologies & Trading Co., Ltd. (“BOXT”) decided to cease the payment to Songding and Baoxin as a result of the unqualified accessories and materials.

The dispute between Baoxin and BOXT has been arbitrated by Beijing Arbitration Commission. The ending balance of account payable to Baoxin as of December 31, 2009 was approximately US$36,000. Currently BOXT and Baoxin are processing the final negotiation, as such, Baoxin applied for the property preservation to the court and, accordingly, one of BOXT’s bank account was blocked until the resolution of this dispute.

Final arbitration for the dispute between Songding and BOXT is pending. The liability in question was recorded as approximately US$54,000 at the end of December 31, 2009. Songding applied for the property preservation to the court and, accordingly, one of BOXT’s bank accounts was blocked until the resolution of the dispute.

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities.

Company common stock has been listed on the American Stock Exchange (“AMEX”)  under the ticker symbol “ORS” since May 10, 2007.  The following table sets forth the quarterly average high and low sales prices per share for our common stock during the fiscal years ended December 31, 2008 and December 31, 2009:

	Common Stock
	High	Low
Fiscal Year Ended	(US$)
December 31, 2008
First Quarter	2.57	1.10
Second Quarter	3.30	1.25
Third Quarter	1.69	0.51
Fourth Quarter	0.66	0.22

December 31, 2009
First Quarter	0.58	0.11
Second Quarter	1.20	0.33
Third Quarter	0.98	0.51
Fourth Quarter	1.24	0.52

First Quarter of 2010	0.69	0.39

The source of this data is Bloomberg Profession Services.  The data does not reflect inter-dealer prices and the quotations are without retail mark-ups, mark-downs or commissions, may not represent actual transactions, and have not been adjusted for stock dividends or splits.

Holders.

As of December 31, 2009, we had approximately 1,800 stockholders of our common stock of record, and our common stock had a closing price of US$0.58 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2009, options to purchase 614,000 shares of common stock at an exercise price of US$2.26 (the close price on the grant date, April 2, 2008) were issued under the Company’s 2007 Omnibus Long-Term Incentive Plan.  As of April 15, 2010, none of the grantees has exercised these stock options.  There are no other warrants or options outstanding.

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

As of April 15, 2010, there are no shares of preferred stock outstanding.

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

As of the fiscal year ended December 31, 2009,

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

(1)
As of December 31, 2009, options to purchase 614,000 shares of common stock at an exercise price of US$2.26, the close price on the grant date, April 2, 2008, were issued under the 2007 Omnibus Long-Term Incentive Plan.  As of April 15, 2010, none of the grantees has executed these stock options.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data.
The following selected financial data has been extracted from our financial statements for the year ended December 31, 2009. This selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations
Year Ended December 31
(in thousands, except share and per share amounts)

	2009 (US$’000)	2008 (US$’000)	2007 (US$’000)	2006 (US$’000)	2005 (US$’000)
Sales	77,392	107,827	89,923	68,108	28,705
Cost of sales	67,970	93,298	78,368	60,102	25,711
Other (expenses)/income-net	(2,911)	2,785	765	75	544
Net income (loss)	(6,368)	11,296	9,683	6,718	3,492
Weighted Average Common Shares Outstanding (Basic and diluted)	29,756,000	29,756,000	29,756,000	29,756,000	29,756,000
Net Earnings/(Loss) Per Common Share – Basic and Diluted	(0.21)	0.38	0.33	0.23	0.12

Consolidated Balance Sheets
Year Ended December 31
(in thousands, except share and per share amounts)

	2009	2008	2007	2006	2005
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Current Assets	91,481	93,765	66,916	45,567	30,230
Total Assets	95,754	94,006	67,234	45,887	31,011
Current Liabilities	53,478	45,605	33,332	23,604	16,072
Total Liabilities	53,478	45,605	33,337	23,604	16,072
Total Stockholders’ Equity	42,276	48,401	33,897	22,283	14,939

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

On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc.

In July, 2005, a wholly owned subsidiary of Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated under the laws of Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People’s Republic of China (“PRC”). Please refer the following chart for the relationship between the Company’s subsidiaries :

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

Business Review

The global economic turmoil during 2008 impacted the cell phone industry. The industry achieved modest growth during the second half of 2009.  Market indicators show that total cellular phone sales in the PRC grew by 7% during the fiscal year ended December 31, 2009, a slight increase from the 5% growth rate during fiscal year 2008.

As for the Company, our sales volume reached 0.87 million cell phone units for the fiscal year ended December 31, 2009. We achieved annual sales revenues of US$77,392,000 during fiscal year 2009, representing a decrease of 28.23% compared with the US$107,827,000 in revenues earned during fiscal year 2008. The Company believes the decrease  in revenues is the result of the following factors:

1)	External Factors

■
The company’s CDMA products are not put into manufacturing. We note from industry data that CDMA products play the very important role in the revenue structure of the cellular phone industry, totalling around 17.5% of the total market size in fiscal year 2009 as compared to 3.7% in fiscal year 2008.

■	The TDS-CDMA projects are still in process, but management maintains high expectation for them.
■	The significant decrease of GSM market. The consuming volume of GSM cellular phones in 2008 was 157.7 million compared to 137.04 million in 2009. The total market volume decreased 15%.

2)	Internal Factors

The positive adjustment of sales policy from the management. The largest customer of the Company—XWSD maintains a significant accounts receivables ending balance. As a management concern, a new strategy has been turned from extending of the sales to reducing the balance of accounts receivables.

The Company believes there are two main influences on the current state of the cellular phone market in the PRC.  First, the reorganization of domestic telecommunication operators has created a lag in market demand.  In particular, the market demand for high-margin products during 2009 was much lower than expected.  Second, the major force driving current cell phone sales in the PRC is rural customers, a majority of whom tend to favor less expensive, lower-end products.

The Company is aware of the possibility that the market for cellular phones in the PRC will experience a moderate increase in the early part of 2010, but it still projects that the industry will be in a better position in 2010 because (a) the reorganization of PRC telecom carriers is projected to lead to market development, and (b) new 3G technology is also likely to encourage market demand.  With these projections in mind, the Company plans to employ the following three operating strategies going forward:

1.
Safeguard our traditional sales channels and explore the possibility of selling GSM cell phones in traditional markets.  The Company will use its ability to create telephone models that respond precisely to market opportunities to target customer needs.

2.
Launch our own 3G products while telecom carriers are promoting the commercial use of 3G in the second half  of 2010. Based on the strong relationships we have already built with the telecom carriers, we believe the Company will be able to achieve our market share in 3G area of telecom industry.

3.	Expand our industrial structure by consummating certain acquisitions using capital market funds in order to enhance our business foundation and long-term development.

In summary, the Company predicts it will obtain  healthy development based on the strengthening of its financial position in the coming fiscal year.

The following table summarizes our operating results for the twelve months ended December 31, 2009 and December 31, 2008, respectively:

	Year ended		Year ended
	December 31, 2009		December 31, 2008		Comparison
	US$’000	% of Revenue	US$’000	% of Revenue	US$’000%
Sales	77,392	100.00%	107,827	100.00%	(30,435)	(28.23%)
Cost of sales	67,970	87.83%	93,298	86.53%	(25,328)	(27.15%)
Selling expenses	350	0.45%	486	0.45%	(136)	(27.98%)
General & admin. expenses	831	1.07%	2,151	1.99%	(1,320)	(61.37%)
R&D expenses	54	0.07%	429	0.40%	(375)	(87.41%)
Depreciation and amortization	64	0.08%	97	0.09%	(33)	(34.02%)
Loss from write-off trade deposits	11,937	15.42%	-	-	11,937	100.00%
Allowance for doubtful accounts	1,914	2.47%	-	-	1,914	100.00%
Interest expenses	912	1.18%	982	0.91%	(70)	(7.13%)
Other (expenses)/income,net	(2,911)	(3.76%)	2,785	2.58%	(5,696)	(204.52%)
(Loss)/income before income tax expenses	(9,551)	(12.34%)	13,169	12.21%	(22,720)	(172.53%)
Current tax expenses	(910)	(1.18%)	(1,873)	(1.73%)	963	51.41%
Deferred income tax benefit	4,093	5.29%	-	-	4,093	100.00%
Net income (loss)	(6,368)	(8.23%)	11,296	10.48%	(17,664)	(156.37%)

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Depreciation is provided to write off the cost of property, plant and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the following methods:

Mould	Sum-of-the-units methods
Leasehold improvement	Straight-line method over the lease term
Machinery and equipment	Straight-line method over 5 years
Office equipment	Straight-line method over 5 years
Motor vehicles	Straight-line method over 5 years

Revenue recognition

Net sales represent the invoiced value of goods sold, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Operating lease

The Company leases office premises under non-cancelable operating leases.  Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term.

Research and development expenses

All cost of research and development activities are expensed as incurred. Research and development costs for the years ended December 31, 2009 and 2008 was US$54,000 and US$429,000, respectively.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2009 and 2008.

Advertising expenses

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. The Company had no advertising expenses for the years ended December 31, 2009 and 2008.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

Foreign currency translation

 The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted earnings per share when their effect would be anti-dilutive.

Segment reporting

The Company has one operating segment, which is designing, manufacturing and distributing economically priced cellular phones for retail and wholesale distribution. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-based compensation

ASC 718-10 requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company records the cost as expense over the offering period and vesting term in connection with compensation expense for stock-based employee compensation plans.

Recently issued accounting pronouncements

FASB Establishes Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25

In September 2009, the FASB amended the FASB ASC Subtopic 605-25 which applies to multiple-deliverable revenue arrangements.  FASB ASC Subtopic 605-25 requires an entity to allocate revenue in a multiple-deliverable arrangement using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence of selling price (“TPE”). If neither VSOE nor TPE exists, the entity shall use its best estimate of the selling price for the deliverables.  As a result, the use of the residual method is eliminated and, instead, an entity is required to allocate revenue using the relative selling price method.  FASB ASC Subtopic 605-25 also expands disclosure requirements with respect to multiple-deliverable revenue arrangements. FASB ASC Subtopic 605-25 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. Management is currently evaluating the potential impact, if any, of adopting FASB ASC Subtopic 605-25 on the Company’s financial position and results of operations.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

RESULTS OF OPERATIONS

Revenues

Revenues were US$77,392,000 for the twelve months ended December 31, 2009, representing a decrease of 28.23% as compared to US$107,827,000 in revenues for the corresponding period last year. We have analyzed detailed reasons for the sales revenue decrease in Business Review Part.

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

The Company’s product segments that have contributed more than 1% to the total revenues for the twelve months ended December 31, 2009 are listed below:

	Twelve months ended December 31, 2009
	US$’000	% of revenue
X600	5,435	7.0%
X610	5,560	7.2%
X555	1,949	2.5%
T303	6,7974	8.8%
LM2820	1,402	1.8%
X780	12,556	16.2%
X650	3,711	4.8%
DX880	3,686	4.8%
LM2800	1,187	1.5%
LM2850	1,312	1.7%
CN747	2,568	3.3%
X98	2,749	3.6%
X666	8,544	11.0%
X8828	2,599	3.4%
X6102	2,667	3.4%
DX828	3,124	4.0%
AD919	4,123	5.3%
X4888	6,622	8.6%
LM7100	804	1.0%
Total	77,392	100%

During the twelve months ended December 31, 2009, total revenues from our GSM products were US$77,392,000. A brief description of our major GSM products is set forth below:

•	X600 (Dual SIM cards Simul-Standby, 1.3M Camera, Extended Standby, Blue tooth , Touch panel ), supplied by Beijing Tianhongbo Corporation Ltd.(“THB”)

•	DX610 (Fold style, Single SIM cards Mono-Standby, 1.3M Pixel Camera, Bluetooth, GPRS, MP3. MP4), supplied by (“THB”);

•	X555 (Single SIM cards Mono-Standby, 2.4+TP, 0.3M Pixel Camera, MP3,MP4 ), supplied by Beijing ShiTongChangCheng Corporation Ltd. (STCC)

•	T303 (Dual SIM card Mono-Standby, 2.6+TP, 0.3M Pixel Camera, MP3, MP4, Radio, T-flash card memory), supplied by “STCC”;

•	LM2820 (Single SIM card Mono-Standby 2.4+TP,0.3M Pixel Camera, GPRS ), supplied by Tianjin Meijiaxun Corporation ..Ltd.(“MJX”)

•	X780 (Single SIM card Mono-Standby, 2.6+TP 0.3Mega Pixel Camera, Bluetooth, MP3, MP4,Music phone), supplied by “STCC”;

•	X650 (Single SIM card Mono-Standby, 2.2 QVGA TFT, ,1.3 Mega Pixel Camera mini phone), supplied by (“THB”)

•	DX880 (Slide phone, Single SIM card Mono-Standby, 2.4+TP, 300K Pixel Camera, MP3, MP4,T-flash card), supplied by (“THB”)

•	LM2800 (Dual SIM cards Simul-Standby, 2.6 TFT, GPRS, 1.3 Mega Pixel Camera,MP3,MP4), supplied by (“MJX”)

•	LM2850 (Dual SIM cards Simul-Standby, 2.8+TP, 0.3M Pixel Camera, Dual Speakers music phone), supplied by (“MJX”).

•	X98(Dual SIM cards, Simul-Standby, 2.8+TP, 0.3M Pixel Camera, MP3, MP4, GPRS long time standby), supplied by (THB)

•	X666(Fold phone Dual SIM cards, Simul-Standby, 2.6+TP, 1.3M Pixel Camera, MP3, MP4. Fashion phone) supplied by (“STCC”)

•	X8828(Fold phone Single SIM card Mono-Standby, 2.4 TFT, 0.3M Pixel camera. Large speaker music phone) supplied by (THB)

•	X6102(Dual SIM cards, Simul-Standby, 2.8 TFT+TP, 0.3M Pixel camera, GPRS, media phone) supplied by (STCC)

•	DX828(Single SIM card, Mono-standby, 2.4 TP, 0.3M Pixel camera, MP3, MP4, Radio , T-flash card)supplied by (THB)

•	AD919(Dual SIM cards, Simul-standby, 2.4 TP, 2M Pixel camera, MP3, MP4, camera phone )supplied by (THB)

•	X4888 (Dual SIM cards, Simul-standby, 2.6 TP, 1.3M Pixel camera, MP3, MP4, Radio , fashion phone)supplied by (STCC)

Customer Segments

Revenues by customer segment for the twelve months ended December 31, 2009 are as follows:

	Twelve months ended December 31, 2009
	US$’000	% of Revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	70,120	90.60%
Tianjin Communications Broadcast Company	7,272	9.40%
Total	77,392	100.00%

For the twelve months ended December 31, 2009, our revenues were derived mainly from sales to Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”) and Tianjin Communications Broadcast Company (“TCB”) in the amounts of US$70,120,000 and US$7,272,000 respectively. XWSD has been our most important customer for a long period of time. It is one of the largest distributors and dealers in mainland China and has sales networks in major cities in the PRC.

Cost of sales and Operating expenses

For the twelve months ended December 31, 2009 our operating expenses were US$15,150,000, which included sales and marketing expenses, general and administrative expenses, R & D expenses, depreciation and allowance for doubtful account.  The following table shows operating expenses by category for the twelve months ended December 31, 2009 and the corresponding period for 2008:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008		Comparison
	US$’000	% of Revenue	US$’000	% of Revenue	US$’000%
Cost of sales	67,970	87.83%	93,298	86.53%	(25,328)	(27.15%)
Operating expenses
Selling expenses	350	0.45%	486	0.45%	(136)	(27.98%)
General & Admin. expenses	831	1.07%	2,151	1.99%	(1,320)	(61.37%)
R&D expenses	54	0.07%	429	0.40%	(375)	(87.41%)
Depreciation and amortization	64	0.08%	97	0.09%	(33)	(34.02%)
Loss from write-off trade deposits	11,937	15.42%	-	-	11,937	100.00%
Allowance for doubtful accounts	1,914	2.47%	-	-	1,914	100.00%
Total operating expenses	15,120	19.58%	3,073	2.85%	12,077	(393.00%)

Cost of sales

For the twelve months ended December 31, 2009, our cost of sales was US$67,970,000, or 87.83% of revenues. The ratio of cost of sales to revenues increased by 1.3%, as compared to 86.53% for the twelve months ended December 31, 2008. The increase of the cost is due to the reducing of the profit margin in the industry.

Selling expenses

The Company’s major selling expenses are the salaries of sales personnel and the costs of marketing and transportation.

For the twelve months ended December 31, 2009, the Company's selling expenses were US$350,000, or 0.45% of revenues – a decrease of 27.98% compared to analogous expenses of US$486,000, or 0.45% of the revenues, for the corresponding period in 2008. This decrease was caused by a reduction in personnel while changing our business model which, in turn, led to a decrease in monies needed for office expenses, transportation costs, salaries and social insurances.

In addition, the cost of after-sale maintenance services was shifted to our materials suppliers, and the cost of all after-sale services (other than employee salaries), were borne by our cooperative partners. This resulted in a significant reduction of our sales and marketing expenses.

Research and development (R&D) expenses

Our R&D expenses were US$54,000, or 0.07% of total revenue, for the twelve months ended December 31, 2009, which represented a 87.41% decrease over the US$429,000 (0.4% of total revenue) spent on R&D during 2008. The significant decrease was due to the Company’s focus on more traditional R&D initiatives and the fact that it did not launch full R&D projects for development of new products during the current year. This decision was considered prudent in light of the potential impact from the pending telecom Industrial reorganization in the PRC.

General and administrative expenses

The Company’s general and administrative expenses consisted primarily of compensation for personnel, depreciation, travel expenses, rental costs, materials expenses related to ordinary administration, and fees for professional services.

For the twelve months ended December 31, 2009, the Company’s general and administrative expenses were US$831,000 or 1.07% of the total revenue, representing a decrease of US$1,320,000 or 61.37% when compared with US$2,151,000 or 1.99% of the total revenues for the corresponding period in 2008. The sharp decrease was primarily a result of structural adjustments, internal control and cost reduction.

At the same time, there was an expense related to issuing stock options during the year ended December 31, 2008, but there was no such expense in the year ended at December 31, 2009.

Gross Margin and Gross Margin percentage

For the twelve months ended December 31, 2009, our gross margin was US$9,422,000, reflecting a decrease of US$5,107,000, or 35.15%, compared to a US$14,529,000 gross margin for the same period of 2008. In addition, our gross margin percentage for the year ended December 31, 2009 was 12.17%, representing a decrease of 1.3% as compared to 13.47% for the same period of 2008.

The Company believes that the change in its gross margin percentage can be attributed to the significant decrease of sales volume in past year. We have analyzed details reasons for this change in Item 7—Business Review.

It should be noted that though our gross margin percentage was slowing down in 2009, it was still above 12%.  This fact reflects our relatively stable customer group and sales channels.

Other (expenses) income, net

For the twelve months ended December 31, 2009, other expense was US$2,911,000, representing a decrease of  US$5,696,000 compared with other income of US$2,785,000 for the same period of 2008. The significant decrease is due to liability accrued for the 0.3% penalty arose from purchasing contract (please refer to Note 16 of the financial statements),

 Net Income (Loss)

For the twelve months ended December 31, 2009, our net loss was US$6,368,000 and our net loss margin percentage was 8.23% which represents a decrease of US$17,664,000, or 156.37%, compared to the US$11,296,000 in net profit and corresponding net profit margin percentage of 10.48% earned during the same period of 2008.

The significant decrease for the net profit (loss) compared with the year ended December 31, 2008 arose from the significant bad debt provision with the amount of US$13,851,000 and the loss from write-off trade deposit with the amounts of US$11,937,000.

In 2010, after splitting the possible bad debt out the receivable accounts, the Company will strengthen the cash flow management and account receivables collection and continue its on-going monitoring to maintain a more solid and strong net profit level.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations with internally-generated cash flow and short-term financing from domestic banks.

As of December 31, 2009, we had current assets of US$91,481,000. Current assets are mainly comprised of accounts receivable of US$81,130,000, trade deposits paid of US$5,875,000; cash and cash equivalents of US$374,000; pledged deposits of US$1,290,000; other current assets of US$29,000 and restricted cash of US$4,000.

As of December 31, 2009, our current liabilities were US$53,478,000, which included accounts payable of US$7,652,000; trade deposits received of US$1,884,000, short-term loans of US$9,390,000, accrued expenses and other accrued liabilities of US$3,413,000; taxes payable of US$27,293,000; and amounts due to directors of US$611,000 and liability for possible settlement to accounts payable of US$2,928,000.

The liability for possible settlement to accounts payable of US$2,911,000 arose from the provision of penalty for unpaid accounts payable to suppliers as of December 31, 2009. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule, will be imposed on an additional 0.3% per day delayed payment penalty based on principle amount of contract liability. However, some of such purchase contracts were signed before 2006, according to  relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years since the date on which the liability was due, the periods of prescription will be expired after two years from the date on which the liability was due. We note that at the meanwhile, no any legal letters related to this part (0.3% penalty arising from outstanding payment.) liability were issued from our suppliers in past 4 years. However, from the point of prudence principle, we accrued this liability based on the terms of the contract. At December 31,2009, the accrued possible penalty provided based on such penalty term is US$2,911,000 and this liability has been recorded in the “Other Expenses” of statement of operations for the year ended December 31, 2009.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of December 31, 2009, our accounts receivable had decreased by US$946,000 to US$81,130,000, as compared with US$82,076,000 on December 31, 2008. The decrease in accounts receivable was due mainly to the management of the company strengthening the payment collection policy. However, since the business expansion and development, the new receivables are recorded at the same time the old receivables were collected, and as such, the ending balance of account receivables maintains a high level and no significant decrease was noted.

We will continue to pay close attention to the liquidity of our distributors. As previously disclosed, in order to reduce the risk of default, we have limited the terms of credit offered to our major distributor in the Master Distributor Agreement and have asked a third-party surety company to guarantee the accounts receivable due from this distributor.  For additional information, please see the Company’s Current Report on its Form 8-K dated August 20, 2008. As of December 31, 2009, we had certain accounts receivable that had been outstanding for more than 120 days because adverse macro economic development conditions had caused comparatively longer collection terms to our sales channels as a whole. We decided it was in our best interest not to strictly enforce the terms of collection in order to maintain our current cooperation relationships, but we will modify the delivery schedule for future goods to these customers.

As of December 31, 2009, our trade deposits paid were US$5,875,000, which represented a decrease of US$2,566,000 as compared to US$8,441,000 in trade deposits paid as of December 31, 2008. The decrease was due to a deposit of approximately US$11,937,000 that was written off during the year ended December 31, 2009.

As of December 31, 2009, our “other current assets” were US$29,000, a decrease of US$1,830,000 as compared to US$1,859,000 in “other current assets” we had as of December 31, 2008. The “other current assets” are mainly composed of receivables to individuals. The ending balance of the year 2009 is not material compared with the year of 2008.

As of December 31, 2009, we had pledged deposits of US$1,290,000 was paid to Zhonghui, a guarantee company for the loan from Beijing Rural Commercial Bank. Changes in currency exchange rates caused the value of the pledged deposits to increase by US$3,000 over the course of the fiscal year.

As of December 31, 2009, our accounts payable were US$7,652,000, which represented a decrease of US$8,701,000, or 53.21%, as compared to US$16,353,000 in accounts payable as of December 31, 2008.  The main reason for this decease was that  the management encouraged the timely payment to the suppliers.

As of December 31, 2009, accrued expenses and liabilities were US$3,413,000, which represented an increase of US$1,535,000 or 81.74%%, as compared to the US$1,878,000 in accrued expenses and liabilities that the Company had as of December 31, 2008.  The increase was due to the accumulated accrued interests in the year 2009.

During fiscal year 2009 we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of December 31, 2009, our income taxes payable were US$5,870,000, which represented an increase of US$881,000 or 17.66%, as compared to our US$4,989,000 in taxes payable as of December 31, 2008.

As of December 31, 2009, our VAT taxes payable were US$21,423,000, which represented an increase of US$11,289,000 or 111%, as compared to our US$10,134,000 in taxes payable as of December 31, 2008.

As of December 31, 2009, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are, for the most part, denominated in RMB and U.S. Dollars (“USD”). Our Company operations are mainly denominated in RMB. During the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, appreciation of the RMB against the USD did not create currency exchange risk for the Company because we had few USD in stock.

CASH FLOWS

As of December 31, 2009, we had cash and cash equivalents of US$374,000. This represents an increase of US$272,000, or 266.67%, compared with the US$102,000 in cash and cash equivalents we had as of December 31, 2008.

As of December 31, 2009, our short term loans aggregated to US$9,697,000, which includes US$2,516,000 from Huaxia Bank and US$6,874,000 from Beijing Rural Bank, and US$307,000 from a non-financial institution—Zhonghui Guarantee Co., Ltd.

Our gearing ratio, calculated as total debts over total assets, was 55.85%, as of December 31, 2009. It has increased slightly compared to 48.51% as of December 31, 2008.

CONTINGENT LIABILITIES

As of December 31, 2009, we had contingent liability issues.

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes. For the year ended December 31, 2009 and 2008, there were sales amounted to US$70,465,000 and US$57,111,000 respectively of which VAT invoices have not yet been issued.

The sales revenue of the year ended December 31, 2009 and 2008 is US$77,392,000 and US$107,827,000, respectively, representing US$13,157,000 and US$18,331,000 output VAT, respectively. At the meanwhile, the input VAT which the invoice has been received was US$1,899,000 and US$9,599,000 for the year ended December 31, 2009 and 2008, respectively. Therefore, the net VAT payable is US$11,258,000 and US$8,732,000 for the year ended December 31, 2009 and 2008, respectively.

According to PRC tax law, only the input VAT supported with sufficient invoice could be deducted from current period’s output VAT. For the purchasing without obtaining any invoices, the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$21,423,000 and US$10,134,000 as of December 31, 2009 and 2008, respectively.

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

Financial guarantee contract

On June 20, 2007, BOXT entered into a guarantee contract for three years from June 20, 2007 to June 16, 2010 to serve as guarantor of a bank loan amounting to approximately US$17,550,000 (equivalent to RMB120,000,000) to an independent third-party, Chinacom Communications Co., Ltd. (“CECT”), from Beijing Rural Bank to provide CECT with capital for equipment purchases. Under the guarantee contract, BOXT shall perform all obligations of CECT under the loan contract including principal and interest, late interest payments, fines and other expenses incurred in the claiming process, if CECT fails to perform its obligations as set forth in the loan contract, including, but not limited to, ceasing production, going out of business, dissolving the business, having its business license withdrawn and filing for bankruptcy.

According to a March 20,2009 valuation report issued by an independent professional appraiser, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2008 that BOXT could be required to make under the guarantee contract was approximately US$470,000. The Company’s management assessed that the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2009 did not materially differ from the same figure as of December 31, 2008. Management believes it is not probable BOXT will need to fulfill any obligation under this contract.

Litigation

There are two legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides packing materials to BOXT. The legal disputes with above mentioned suppliers arised because the Company did not accept accessories and materials supplied by Songding and Baoxin due to the quality issues. The management of BOXT determined to cease the payment to Songding and Baoxin accordingly. The dispute between Baoxin and BOXT started from the arbitration applied by Baoxin on October 2006 which has been arbitrated by Beijing Arbitration Commission on October 24, 2006. BOXT should pay Baoxin US$246,000. Currently BOXT and Baoxin are processing the final negotiation based on the arbitration result. As such, Baoxin applied for the property preservation to the court and one of BOXT’s bank account is blocked accordingly. BOXT has recorded the arbitration result as account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of December 31, 2009 is US$36,000.

The dispute between Songding and BOXT started from the arbitraction applied by Songding on January 12, 2010 which is still pending for the final arbitration. The argument amount is US$281,000 by Songding. BOXT recorded account payable to the supplier with the amount of US$200,000 as of December 31, 2008. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts is blocked accordingly. The balance of account payable to Songding as of December 31, 2009 is US$54,000.

Warranty

During this year ended at December 31, 2009, we made no allowance for warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Overdue Bank Loan

The Company currently has an overdue loan of US$6,874 from Beijing Rural Commercial Bank at December 31, 2009. The Company is negotiating an extension of the term of the loan with the bank. The Company accrued US$234,000 in penalty interest from September 28, 2009 to December 31, 2009.

Payroll Payable

The Company has accrued the salaries and welfare to employees with the amount of US$659,000 but with little payment made in 2009 and 2008.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, which are mainly operating leases. The Company does not have any long-term debt or capital lease obligations. The operating lease amount is US$53,000 at the date of December 31, 2009.

	Payments due by period
Contractual Obligations	Total (US$’000)	Less than 1 year (US$’000)	1-3 years (US$’000)	3-5 years (US$’000)	More than 5 years (US$’000)

Operating Lease Obligations	53	53		-	-

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in its normal course of business, is exposed to market risk through changes in interest rates with respect to bank loans. As of December 31, 2009, Company bank loans were US$9,390,000. The interest rate for the twelve months ended December 31, 2009 was between 6.372% and 10.08% per annum.

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

Item 8.              Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this annual report on Form 10-K.

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

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the objectives of our disclosure controls and procedures; their design and implementation; and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm that the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were operating effectively and at a reasonable level of assurance.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act, Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(b) Changes in Internal Control Over Financial Reporting.

During our fiscal year 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.           Other Information.

Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on December 31, 2009. At the Annual Meeting, (i) each of our five nominees was elected to serve as a Company director until the next Annual Meeting of Stockholders, and (ii) the appointment by the Company’s Board of Directors of Bernstin & Pinchuk LLP as the Company’s independent registered public accountants for fiscal year 2009 (the 2009 Independent Auditors Ratification) was ratified by the stockholders. The election results are as follows:

The voting results for the election of Directors were as follows:

Nominated Person	Votes For
Guoji Liu	21,948,805
Liu Yu	21,975,166
Naizhong Che	21,941,496
Peng Wang	22,011,508
Zhixiang Zhang	21,983,384

The voting results for the ratification of Bernstein & Pinchuk LLP as the Company’s independent public accounts for fiscal year 2009 were as follows:

Votes received
For	21,164,756
Against	143,659
Abstain	29,039

Although ratification of the Board’s appointment of the Company’s independent public accountants by stockholders is not required by our bylaws or otherwise, the Board of Directors submitted the selection of Bernstein & Pinchuk LLP to our stockholders for ratification as a matter of good corporate practice. Prior to ratification of the appointment by stockholders, the Board’s Audit Committee had selected and appointed Bernstein & Pinchuk as the Company’s independent registered public accountants for the fiscal year ended December 31, 2009.

The Board’s Audit Committee chose Bernstein & Pinchuk LLP after PKF Hong Kong Certified Public Accountants, the Company’s independent auditors since October 22, 2008, resigned on August 10, 2009. On August 13, 2009 the Audit Committee approved the resignation of PKF Hong Kong Certified Public Accountants and the appointment of Bernstein & Pinchuk LLP Bernstein & Pinchuk as the Company’s independent registered public accountants, both effective as of August 10, 2009. For additional information, please review the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009 and “Changes in and Disagreements with Accountants.”

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers were as follows:

Name	Age	Positions Held

Guoji Liu	40	Chief Executive Officer and Director
Hua Chen	48	Chief Financial Officer
Yu Liu	43	Director
Naizhong Che	66	Director
Peng Wang	37	Director
Zhixiang Zhang	41	Director

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

Prior to his appointment as Chief Financial Officer of the Company, Mr. Hua Chen, age 48, was the Acting CFO of Daye Transmedia Co. Ltd., one of the top media companies in the PRC, from May 2008 to April 2009. In addition, from August 2005 to May of 2008 he was the Vice General Manager of Elight Capital Inc., a financial consulting company, and from April 1999 to May 2008 he was the Chief Analyst of Genes Capital Group, which performs assets management and investment analysis.

Yu Liu has served as a member of our Board of Directors since March 31, 2005 and a member of the Board of Directors of Xelent since April 2003. From May 1998 to present he has also served as Chairman of the Board of Beijing Huanyitong Technology & Trading Co., Ltd and from May 1995 to April 1998 he served as General Manager of Beijing Lianwanjia Telecommunication Trading Center.

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
On August 14, 2009, Zhao Hongwei resigned from his position as Chief Financial Officer of the Company. Mr. Zhao had served as Chief Financial Officer since October 26, 2005.

On August 17, 2009, Hua Chen was appointed by the Board of Directors of the Company to serve as Chief Financial Officer to replace Zhao Hongwei.

Family Relationships

There are currently no family relationships between the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings.
None.

Board of Directors Meetings and Committees

The Board of Directors held six meetings during the fiscal year ended December 31, 2009. Each of the directors attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of any committees on which he served during his tenure as a director or committee member.

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

Audit Committee

The Audit Committee is currently comprised of Zhixiang Zhang (Chair) and Peng Wang, both of whom are “independent,” as defined in applicable SEC rules and the AMEX Company Guide. The Audit Committee met four times during the fiscal year ended December 31, 2009. The Board of Directors has determined that Zhixiang Zhang qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors made a qualitative assessment of Mr. Zhang’s level of knowledge and experience based on a number of factors, including his formal education and experience.

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

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (“Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The Nominating Committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board of Directors a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including the ability of the individual to meet the American Stock Exchange “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the American Stock Exchange listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Naizhong Che (Chair) and Zhixiang Zhang, both of whom are “independent” as defined by the Company Guide of the American Stock Exchange. For the fiscal year ended December 31, 2009, the Nominating Committee met three times. The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

During the fiscal year ended December 31, 2009, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board of Directors.

Compensation Committee

The Board of Directors established the Compensation Committee in February 2007. The Compensation Committee is currently comprised of the following Directors of the Company: Naizhong Che (Chair) and Peng Wang, both of whom are “independent” as defined by the Company Guide of the American Stock Exchange. For the fiscal year ended December 31, 2009, the Compensation Committee met one time. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors’ policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

Audit Committee Report

The Audit Committee was established on February 7, 2007 and is composed of non-management Directors. It is currently composed of two independent Directors, Zhixiang Zhang (Chair) and Peng Wang, and operates under the written Audit Committee charter adopted by the Board of Directors on February 7, 2007. For the fiscal year ended December 31, 2009, the Audit Committee met four times.

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

To this end, the Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2009 with management and Bernstein & Pinchuk, the Company’s independent auditor. The Audit Committee discussed with Bernstein & Pinchuk certain matters related to the conduct of the audit as required by Statement on Auditing Standards 61, as amended by Statement on Auditing Standards 90. In addition, the Audit Committee has received from Bernstein & Pinchuk the written disclosures and the letter regarding the auditor’s independence required by Independence Standards Board Standard No. 1 and has discussed with Bernstein & Pinchuk its independence.

In reliance on the reviews and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year ended December 31, 2009 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and the Board of Directors accepted the Audit Committee’s recommendation.

The Audit Committee selected Bernstein & Pinchuk Certified Public Accounts as the Company’s independent auditors for the fiscal year ended December 31, 2009. The selection of auditors is determined by the Audit Committee. Although ratification by stockholders is not required by our Bylaws or otherwise, at our Annual Meeting of Stockholders on December 31, 2009, the Board of Directors submitted the selection of Bernstein & Pinchuck to our stockholders for ratification as a matter of good corporate practice.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2009, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis, except for the timely filing of the Form 4 for Wang Xin, the former Chief Executive Officer of the Company, for the sale of stock pursuant to Rule 144 on June 25, 26, and 29, 2009 due to unforeseen delays and was subsequently filed with the SEC on July 2, 2009. The following are the transaction dates and details. All transactions were made in the open market.

	Transaction Details
Transaction Date	Shares	Price
25-Jun-09	60,000	$0.7692
26-Jun-09	60,000	$0.7289
29-Jun-09	60,000	$0.8140

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

Base Salaries

We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments. For our chief executive officer, we concluded that a base salary of between US$65,000 and US$75,000 was appropriate in this regard for the fiscal year ended December 31, 2009. Similarly, we concluded that a base salary of between US$40,000 and US$50,000 was appropriate for our chief financial officer for the fiscal year ended December 31, 2009. These ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. We provide a competitive level of compensation for our senior vice presidents. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Summary Compensation Table

Name & Principal Position	Year	Salary (3) (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (4) (US$)	All Other Compensation (US$)	Total (US$)
Guoji, Liu	2009	0	N/A	N/A	0	N/A	0
CEO and director	20008	0	N/A	N/A	0	N/A	0
Hua Chen	2009	0	N/A	N/A	0	N/A	0
CFO	2008	0	N/A	N/A	0	N/A	0
Prior CEO -	2009	18,000	N/A	N/A	0	N/A	18,000
Xin Wang (1)	2008	71,529	N/A	N/A	177,000	N/A	248,529
Prior CFO -	2009	30,730	N/A	N/A	0	N/A	30,730
Hongwei Zhao (2)	2008	56,017	N/A	N/A	94,400	N/A	150,417

(1)
Mr. Xin Wang resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company on March 27, 2009. Mr. Guoji Liu was appointed as Chief Executive Officer of the Company on March 27, 2009.

(2)	Mr. Hongwei Zhao resigned from his position as Chief Financial Officer of the Company on August 14, 2009. And Mr. Hua Chen was appointed as Chief Financial Officer on August 14, 2009.

(3)
“Salary” listed above represents the amount of compensation that each person is owed for the fiscal year ended December 31, 2009 and December 31, 2008.

In response to the international financial market recession that began during the second half of 2008, our officers have agreed to extend the payment for a portion of their salaries until a time mutually agreed upon by the Company and the officer. As of December 31, 2008, they only received a portion of their cash compensation and have recorded unpaid salaries as liabilities

▪	Mr. Wang Xin received $4,077.39 during the period, deferring $67,451.61 of compensation.

▪	Mr. Zhao Hongwei received $27,444.31 during the period, deferring $28.572.69 of compensation.

As of December 31, 2009, all of their salaries are deferring.

(4)
“Option Awards” refer to the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for options awarded during the reporting period. The charts on pages 51 and 52 illustrate the options that were awarded by the Company on April 2, 2008.

Other than those listed in the table above, there was no officer of the Company whose combined salary and bonus for the fiscal year ended December 31, 2009 exceeded US$100,000. The amounts listed in the table above were paid by Xelent, the wholly owned subsidiary of our wholly owned subsidiary UFIL. While we do have employment agreements with our executive officers, the salary for our executive officers is at the discretion of our Board of Directors. We expect to pay substantially similar compensation to our executives in the future and anticipate continuing to pay them through Xelent.

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

Designated Grantees	Shares of Stock Options	Exercise Price (US$)	Exercisable Date	Expiration Date
Xiaolong Wang	96,000	2.26	July 2, 2008	April 2, 2018
Wei Wu	28,000	2.26	July 2, 2008	April 2, 2018
Hongyu Che	50,000	2.26	July 2, 2008	April 2, 2018
Feng Wan	40,000	2.26	July 2, 2008	April 2, 2018
Shulin Yang	20,000	2.26	July 2, 2008	April 2, 2018
Hongwei Zhao (1)	80,000	2.26	July 2, 2008	April 2, 2018
Yu Liu	150,000	2.26	July 2, 2008	April 2, 2018
Xin Wang (2)	150,000	2.26	July 2, 2008	April 2, 2018

(1)	Mr. Zhao Hongwei resigned from his position as Chief Financial Officer on August 14, 2009.

(2)	Mr. Xin Wang resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company on March 27, 2009.

Outstanding Equity Awards at December 31, 2009

	Option awards
Name	Number of securities underlying unexercised options (#) [exercisable]	Number of securities underlying unexercised options (#) [unexercisable]	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price (US$’)	Option expiration date
Xin Wang, CEO (1)	150,000	0	0	2.26	April 2, 2018
Hongwei Zhao, CFO (2)	80,000	0	0	2.26	April 2, 2018

(1)	Mr. Xin Wang resigned from his positions as Chief Executive Officer and as a member of the Board of Directors of the Company on March 27, 2009.

(2)	Mr. Hongwei Zhao resigned from his position as Chief Financial Officer on August 14, 2009.

As of as of December 31, 2009, the Company did not have nonqualified deferred compensation and did not have any post-employment payments to report.

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$3,000 and US$59,000 for the years ended December 31, 2009 and 2008 respectively.

Director Compensation for the fiscal year ended December 31, 2009

Name	Fees Earned or Paid In Cash (US$’000)	Stock Awards (US$’000)	Option Awards (US$’000)		All Other Compensation (US$’000)	Total (US$’000)
GuojiLiu	0	[N/A	N/A		N/A	N/A
Yu Liu	0	N/A	102	(1)	N/A	102
Naizhong Che	0	N/A	N/A		N/A	0
Peng Wang	0	N/A	N/A		N/A	0
Zhixiang Zhang	0	N/A	N/A		N/A	0
Jian Gao (2)	0	N/A	N/A		N/A	0

(1)
As of December 31, 2009, Yu Liu had 150,000 option awards outstanding. Therefore, US$102,000 have been recognized for financial statement reporting purposes in accordance with FAS 123R for such awards.

(2)	Jian Gao resigned from his position as a member of the Company’s Board of Directors on March 27, 2009.

On March 27, 2008, the Board adopted a proposal to compensate Directors for their service to the Company. The compensation for all Directors was set at US$2,000 per month for service from February 7, 2007 to March 4, 2008, with each Director being paid in accordance with their term on the Board of Directors. For service from March 5, 2008 to December 31, 2008, the compensation for committee chairpersons was increased to US$2,500, but compensation for other Directors or committee members remained at US$2,000 per month. Any income tax owed by Directors in PRC on such compensation is deducted from the salary and paid to the tax authority by the Company, with any Directors outside of PRC arranging for the payment of any applicable income taxes. Previously, the Company did not pay compensation to its Directors. All Directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director’s and/or committee meetings. The Company is in the process of evaluating whether to establish other compensation plans (e.g. options) in the future.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15 2010, for each person known by the Company to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)

Common	Yu Liu, Director	6,150,000	20.56%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On April 15, 2010, there were 29,756,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on April 15, 2010 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

The following table sets forth information regarding the beneficial ownership of Company common stock of each of our officers and directors and all our officers and directors as a group as of April 15, 2010. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Guoji Liu, Chief Executive Officer and Director	—	—
Common	Yu Liu, Director	6,150,000	20.56%
Common	Hua Chen, Chief Financial Officer	—	—
Common	Naizhong Che, Director	—	—
Common	Peng Wang, Director	—	—
Common	Zhixiang Zhang, Director	—	—
Common	Directors and executive officers as a group (6 persons)	6,150,000	20.56%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On April 15 2010, there were 29,756,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 29,756,000 shares of our common stock outstanding on April 15, 2010 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2009,

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

(1)
As of December 31, 2009, options to purchase 614,000 shares of common stock at an exercise price of US$2.26, the close price on the grant date, April 2, 2008, were issued under the 2007 Omnibus Long-Term Incentive Plan. As of April 15, 2010, none of the grantees has executed these stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

Other than the Company's Code of Business Conduct and Ethics, the Board does not have a specific written policy regarding the review of related party transactions. The Board does, however, follow certain procedures relating to the approval of transactions involving related parties. Related parties generally include executive officers and directors, stockholders owning more than 5% of the Company’s common stock or immediate family members of any such persons. A related party transaction will be approved only if it is disclosed to the Board and is approved by a majority of the disinterested members of the Board. Prior to approving any related party transaction, the members of the Board reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of the Company’s stockholders. No director that is an interested party in a transaction may participate in the discussion or approval of such transaction. Other than as disclosed below, during fiscal year ended December 31, 2009, based on written representations from the executive officers and directors of the Company, there were no related party transactions.

The following is a description of related party transactions involving more than US $120,000, since the beginning of our last fiscal year, between us and our directors, nominees, executive officers, stockholders owning more than 5% of the Company’s common stock or members of their immediate family:

Mr. Xin Wang (former officer, Director and significant shareholder of the Orsus Xelent) and Yu Liu (Chairman of the Board of the Company) have outstanding loans to the Company, which  are unsecured, interest-free and repayable by the Company on demand of the creditor. The amount outstanding as of December 31, 2009 is $611,000.  The amount outstanding as of December 31, 2008 is $457,000. The amount of principal paid on these loans since January 1, 2008 is $0.

The Company has bank loans that were guaranteed by a Director, Mr. Yu Liu.  The amount outstanding as of December 31, 2009 is $9,390,000 compared with outstanding bank loan of $9,484,000 for the same period of 2008. The Company repaid a bank loan in February 2009 with the amount of $2,690,000 and got a new bank loan with the amount of $2,822,000. The interests rate of above bank loans arose from 6.372% to 10.08%. As of December 31, 2009, interest expenses incurred for the year ended December 31, 2009 and 2008 were US$911 and US$979, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our independent accountant is Bernstein & Pinchuk LLP. As reported in our Form 8K filed on August 14, 2009, the Company appointed Bernstein & Pinchuck LLP as its independent accountant effective as of August 10, 2009. Our previous independent accountant was PKF Certified Public Accountants who has reviewed and commented our Form 10-K for the fiscal year ended December 31, 2008 and our Form 10Q for the quarter ended March 31, 2009.

Audit Fees

During the fiscal year ended December 31, 2009, the fees for our principal accountant were US$115,000 which included US$30,000 for three quarterly reviews, andUS $85,000for the preparation of this annual report on Form 10-K. During the fiscal year ended December 31, 2008, the fees for our principal accountant were US$90,000, which was composed of US$23,000 for two quarters review and US$68,000 for the preparation of the annual report on Form 10-K.

Audit Related Fees

During the fiscal years ended December 31, 2009 and December 31, 2008, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended December 31, 2009 and December 31, 2008, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2009 and December 31, 2008, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the preservation of the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2009 and 2008, under the categories Audit-Related and All Other fees described above, were approved by the Audit Committee, or the Board of Directors acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

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

16.1
Letter from PKF Hong Kong Certified Public Accountants to the SEC dated August 13, 2009 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009)

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

99.1
Credit Guarantee Contract, dated as of August 7, 2008, by and among Beijing Orsus Xelent Technology & Trading Company Limited, Beijing Xingwang Shidai Commerce Co., Ltd. And Zhong Hui Guarantee Corporation (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2008)

*  Filed herewith.

Orsus Xelent Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements
Year ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Orsus Xelent Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Orsus Xelent Technologies, Inc. and its subsidiaries (“the Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York
April 15, 2010

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share data)

	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$374	$102
Restricted cash	4	-
Notes Receivable	2,779	-
Accounts receivable	81,130	82,076
Trade deposit paid, net	5,875	8,441
Other current assets, net	29	1,859
Pledged deposit	1,290	1,287

Total current assets	91,481	93,765

Property, plant and equipment, net	178	241
Deferred tax asset	4,095	-

	$95,754	$94,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$9,390	$9,484
Short-term loan payable	307	364
Current portion of mortgage loan	-	12
Accounts payable	7,652	16,353
Accrued expenses and other accrued liabilities	3,413	1,878
Trade deposits received	1,884	1,934
Due to shareholders	611	457
Income taxes payable	5,870	4,989
Other taxes payable	21,423	10,134
Liabilities for possible settlement to accounts payable	2,928	-

Total current liabilities	53,478	45,605

Stockholders’ equity
Preferred stock, par value US$0.001; authorized 100,000,000 shares; none issued	-	-
Common stock, par value US$0.001; authorized 100,000,000 shares;
Issued and outstanding 29,756,000 shares at both years	30	30
Additional paid-in capital	3,209	3,209
Unappropriated retained earnings	1,042	1,042
Appropriated retained earnings	32,363	38,731
Accumulated other comprehensive income	5,632	5,389

Total stockholders’ equity	42,276	48,401

	$95,754	$94,006
See notes to the consolidated financial statements

  ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except  number of shares and per share data)

	Year ended December 31,
	2009	2008

Net sales	$77,392	$107,827

Cost of sales	67,970	93,298

Gross profit	9,422	14,529

Operating expenses:
Selling expenses	350	486
General and administrative expenses	831	2,151
Research and development expenses	54	429
Depreciation and amortization	64	97
Loss from write-off trade deposits	11,937	-
Allowance for doubtful accounts	1,914	-

(Loss)/income from operations	(5,728)	11,366

Other income/(expenses)
Interest expense	(912)	(982)
Other (expenses)/income, net	(2,911)	2,785

(Loss)/income before income tax expense	(9,551)	13,169

Income tax (expenses)/benefit
Current taxes expense	(910)	(1,873)
Deferred taxes benefit	4,093	-

Net (loss)/income	(6,368)	11,296

Other comprehensive income
Foreign currency translation adjustment	243	2,483

Comprehensive (loss)/income	$(6,125)	$13,779

Earnings/(loss) per share:

Basic and diluted	$(0.21)	$0.38

Weighted average number of common shares outstanding – basic and diluted	29,756,000	29,756,000

See notes to the consolidated financial statements

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’S EQUITY
(In thousands, except number of shares)

						Accumulated
	Common stock issued		Additional		Appropriated	Other
	Shares of		paid-in	Unappropriated	Retained	comprehensive
	Common stock	Amount	capital	Retainer Earnings	earnings	income	Total

Balance as of December 31, 2007	29,756,000	30	2,484	1,042	27,435	2,906	33,897
Net income					11,296		11,296
Compensation costs for stock options granted	-	-	725	-	-	-	725
Foreign currency translation adjustment	-	-	-	-	-	2,483	2,483

Balance as of December 31, 2008	29,756,000	30	3,209	1,042	38,731	5,389	48,401
Net loss					(6,368)		(6,368)
Foreign currency translation adjustment	-	-	-	-	-	243	243

Balance as of December 31, 2009	29,756,000	30	3,209	1,042	32,363	5,632	42,276

See notes to the consolidated financial statements

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2009	2008
Cash flows from operating activities
Net (loss)/income	$(6,368)	$11,296
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Deferred tax	(4,093)
Depreciation and amortization	64	97
Write-back of trade accounts payable	-	2,401
Loss due to liability for possible settlement to accounts payable	2,927
Compensation costs for stock options granted	-	725
Changes in assets and liabilities:
Change in restricted cash	(4)	-
Accounts receivable	1,150	(20,142)
Note receivable	(2,777)
Inventories	-	4
Trade deposits paid, net	2586	(7,400)
Other current assets, net	1,837	2,549
Accounts payables	(8,734)	2,338
Accrued expenses, other accrued liabilities and other tax payable	12,548	3,582
Trade deposits received	(51)	168
Provision for warranty	-	(129)
Income tax payable	868	1,713

Net cash flows used by operating activities	(47)	(2,798)

Cash flows from financing activities
Advances from shareholders	153	120
Proceeds from banks and other loans	2,822	9,393
Repayment of bank loans	(2,690)	(9,689)
Repayment of mortgage loans	(12)	-

Net cash flows provided/(used) by financing activities	273	(176)

Net change in cash and cash equivalents	226	(2,974)

Effect of foreign exchange rate changes on cash and cash equivalent	46	148

Cash and cash equivalent - beginning of year	102	2,928

Cash and cash equivalent - end of year	$374	$102

Supplemental disclosure for cash flow information
Interest paid	$6	$977
Income taxes paid	$41	$140

See notes to the consolidated financial statements

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated by ORS in the British Virgin Islands (“BVI”) with issued capital of US$2.00. OXHBVI is a wholly owned subsidiary of ORS; OXHBVI’s principal activity is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated by OXHBVI in HK with issued capital of HK$100.00 (equivalent to US$13.00); OXTHK is a company engaged in trading cellular phones and accessories, and is wholly owned by OXHBVI.

2.	DESCRIPTION OF BUSINESS

The Company is principally engaged in the business of designing and distributing economically priced cellular phones for retail and wholesale distribution. We outsourced  manufacturing to third party factories. In February 2004, the Company registered “ORSUS” with the State Administration for Industry and Commerce in the PRC as its trademark, which is also known as “Orsus Cellular” within the industry. In January 2007, the trademark “PROXLINK” was registered for the Company’s specialized application mobile series.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

 The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December31, 2009 and 2008 include ORS, UFI, BOXT, OXHBVI and OXTHK.

All significant intercompany transactions and balances are eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets  liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible assets, land use right and property, plants and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Depreciation is provided to write off the cost of property, plant and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the following methods:

Mould	Sum-of-the-units methods
Leasehold improvement	Straight-line method over the lease term
Machinery and equipment	Straight-line method over 5 years
Office equipment	Straight-line method over 5 years
Motor vehicles	Straight-line method over 5 years

Revenue recognition

Net sales represent the invoiced value of goods sold, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Operating lease

The Company leases office premises under non-cancelable operating leases.  Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term.

Research and development expenses

All cost of research and development activities are expensed as incurred. Research and development costs for the years ended December 31, 2009 and 2008 was US$54 and US$429, respectively.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2009 and 2008.

Advertising expenses

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. The Company had no advertising expenses for the years ended December 31, 2009 and 2008.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

Foreign currency translation

 The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted earnings per share when their effect would be anti-dilutive.

Segment reporting

The Company has one operating segment, which is designing, manufacturing and distributing economically priced cellular phones for retail and wholesale distribution. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-based compensation

ASC 718-10 requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company records the cost as expense over the offering period and vesting term in connection with compensation expense for stock-based employee compensation plans.

Recently issued accounting pronouncements

FASB Establishes Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25

In September 2009, the FASB amended the FASB ASC Subtopic 605-25 which applies to multiple-deliverable revenue arrangements.  FASB ASC Subtopic 605-25 requires an entity to allocate revenue in a multiple-deliverable arrangement using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence of selling price (“TPE”). If neither VSOE nor TPE exists, the entity shall use its best estimate of the selling price for the deliverables.  As a result, the use of the residual method is eliminated and, instead, an entity is required to allocate revenue using the relative selling price method.  FASB ASC Subtopic 605-25 also expands disclosure requirements with respect to multiple-deliverable revenue arrangements. FASB ASC Subtopic 605-25 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. Management is currently evaluating the potential impact, if any, of adopting FASB ASC Subtopic 605-25 on the Company’s financial position and results of operations.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

  In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

4.   Restricted Cash

There are two blocked bank accounts with restricted cash with the amount of US$4 which related to the legal disputes with two suppliers of  BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides the battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides the packing materials to BOXT. Refer to Note 13, “Commitments And Contingencies ” for more discussion.

5.   ACCOUNTS RECEIVABLE

The Company’s business relies on a few distributors.The main component of US$81,130 of accounts receivable as of December 31, 2009, was mainly a balance of US$75,616 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”). The reason for the large accounts receivable balance as of December 31, 2009 is due to longer turnover days than before.  The main reasons for longer turnover days are: since the industry profit is decresed, the middle level distributors are removed and the national level distributor Xingwang  has to sell the products to direct customers (the retailers) which the turn-over rate of the retailers is always slower than middle level distributors.

However, the long aged account receivable to Xingwang is guaranteed by a third gurantee company, Zhong Hui Guarantee Corporation (“Zhonghui”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation (“Zhonghui”), a third-party guarantee company licensed by the PRC government, and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,829), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. At December 31 2009, the guarantee contract has  expired. A new guarantee contract was signed between BOXT, Xingwang Shidai and Zhonghui Guarantee on January 1, 2010 and provides a guarantee for all the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2010. Since this account receivable is guaranteed by above mentioned guarantee agreement, no allowance for doubtful account is accrued.

6   TRADE DEPOSIT PAID, NET

US$5,875 and US$8,441 of trade deposit paid to suppliers on December 31, 2009 and 2008, is payment in advance to suppliers, which consisted of the following:

	December 31, 2009	December 31, 2008
	(US$’000)	(US$’000)
Trade deposit paid	$6,004	$8,441
Less: allowance for doubtful accounts	(129)	-
Total	$5,875	$8,441

During the year ended December 31, 2009, the Company wrote off total trade deposit paid with balance of US$11,937 to two suppliers, Beijing Runyu Kebo Trading Co., Ltd. (“Runyu Kebo”) and Beijing Kebo Hongyuan Trading Center. (“Kebo Hongyuan”), which were liquidated by Beijing Industry and Commerce Bureau, as of December 31 2009. The details are listed below:

Name of the Suppliers	Balance of trade deposit written-off (US$’000)
Runyu Kebo	11,686
Kebo Hongyuan	251
Total	11,937

7.   OTHER CURRENT ASSETS, NET

As of December 31, 2009, other current assets of US$29 are mainly composed of the advanced payment for employee travelling and the components and parts for post-sales maintenance stored in the maintainence vendors.

The decreased amount compared with 2008 is due to the provision for one doubtful account—Leimeng Times and other accounts with the aging over three years. The management believes these accounts are uncollectable, as such, the allowance for doubtful account is provided.

	December 31, 2009	December 31, 2008
	(US$’000)	(US$’000)
Other current assets	$1,816	$1,859
Less: allowance for doubtful accounts	(1,787)	-
Total	$29	$1,859

8.   PLEDGED DEPOSIT

US$1,290 of deposit at December 31, 2009 and US$1,287 of deposit at December 31, 2008 was paid to Zhonghui, a guarantee company for the guarantee provided by Zhonghui to the loan from Beijing Rural Commercial Bank. Refer to Note 10, “Short-term Bank Loans” for more discussion of the bank loans.

9.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:
	December 31,,2009	December 31,2008
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303

	761	761
Accumulated depreciation	(583)	(520)

	178	241

The depreciation and amortization expenses were US$64 and US$97 for the years ended December 31, 2009 and 2008, respectively.

10. SHORT-TERM BANK LOANS

All bank loans outstanding at December 31, 2009 and December 31, 2008 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At December 31, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$6,874)	10.08%	From September 28 2008 to September 27 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,516)	6.3720%	From February 20 2009 to February 20 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,390)

At December 31, 2008	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$6,857)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,287.

Loan from Huaxia Bank	18,000 (US$2,627)	8.964%	From February 18, 2008 to February 18, 2009	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	65,000 (US$9,484)

Interest expenses incurred for the year ended December 31, 2009 and 2008 were US$911 and US$979, respectively.

US$6,874 of a loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$234 in penalty interest from September 28, 2009 to December 31, 2009.

11. SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The US$307 short-term loan outstanding as of  December 31, 2009 was provided by a third party company Zhonghui. It is unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

12. AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship

Mr. Liu Yu	Director and shareholder of the Company
Mr. WangXin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions

	December 31, 2009	December 31, 2008
	US$’000	US$’000
Due to shareholders
Mr. Liu Yu	402	219
Mr. Wang Xin	209	238

	611	457

Bank loans guaranteed by Mr. Liu Yu	9,390	9,484

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

13. COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of December 31, 2009 and December 31, 2008, the Company had non-cancelable operating leases for its office premises, under which the expected rental payment due within the next year was US$53 and US$53, respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes.  For the year ended December 31, 2009 and 2008, there were sales amounted to US$70,465 and US$57,111  respectively of which VAT invoices have not yet been issued.

The sales revenue of the year ended December 31, 2009 and 2008 is US$77,392 and US$107,827, respectively, representing  US$13,157 and US$18,331 output VAT, respectively. At the meanwhile, the input VAT which the invoice has been received was US$1,899 and US$9,599 for the year ended December 31, 2009 and 2008, respectively. Therefore, the net VAT payable is US$11,258 and  US$8,732 for the year ended December 31, 2009 and 2008, respectively.

According to PRC tax law, only the input VAT supported with sufficient invoice could be deducted from current period’s output VAT. For the purchasing without obtaining any invoices, the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$21,423 and US$10,134 as of December 31, 2009 and 2008, respectively.

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

According to a March 20,2009 valuation report  issued by an independent professional appraiser, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2008 that BOXT could be required to make under the guarantee contract was approximately US$470. The Company’s management assessed that the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2009  did not materially differ from the same figure as of December 31, 2008. Management believes it is not probable BOXT will need to fulfill any obligation under this contract.

Litigation

There are two legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides packing materials to BOXT. The legal disputes with above mentioned suppliers arised because the Company did not accept accessories and materials supplied by Songding and Baoxin due to the quality issues. The management of BOXT determined to cease the payment to Songding and Baoxin accordingly.

The dispute between Baoxin and BOXT started from the arbitration applied by Baoxin on October 2006 which has been arbitrated by Beijing Arbitration Commission on October 24, 2006. BOXT should pay Baoxin US$246. Currently BOXT and Baoxin are processing the final negotiation based on the arbitration result. As such, Baoxin applied for the property preservation to the court and one of BOXT’s bank account is blocked accordingly. BOXT has recorded the arbitration result as account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of December 31, 2009 is US$36.

The dispute between Songding and BOXT is still pending for the final arbitration. The argument amount is US$281 by Songding. BOXT recorded account payable to the supplier with the amount of US$200 as of December 31, 2008. Songding has prepared the arbitration application at the end of 2009 (December 28, 2009) and asked the property preservation to the bank to block the bank account of BOXT at the meanwhile. And the application was accepted by arbitration commission formally at January 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts is blocked accordingly. The balance of account payable to Songding as of December 31, 2009 is US$54.

Warranty

During this year ended at December 31, 2009, we made no allowance for warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Overdue Bank Loan

The Company currently has an overdue loan of US$6,874 from Beijing Rural Commercial Bank at December 31, 2009. The Company is negotiating an extension of the term of the loan with the bank.  The Company accrued US$234 in penalty interest from September 28, 2009 to December 31, 2009.

Payroll Payable

The Company has accrued the salaries and welfare to employees with the amount of US$659 but with little payment made  in 2009 and 2008.

14. UNAPPROPRIATED RETAINED EARNINGS

The Company’s subsidiary, BOXT, was required to allocate at least 10% of its after tax profits as determined under GAAP in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the year ended December 31, 2009, BOXT since the Company has an operating loss for the year ended December 31, 2009.

The accumulated balance of the unappropriated retained earnings at BOXT as of December 31, 2009 and December 31, 2008 were US$1,042 and US$1,042, respectively.

15. STOCK OPTIONS

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the year ended December 31, 2009 is presented below:

Number of share options
As of January 1, 2009	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-
As of December 31, 2009	614,000

16. LIABILITIES FOR POSSIBLE SETTLEMENT FOR ACCOUNTS PAYABLE

Liabilities for possible settlement for accounts payable of US$2,911 for the year ended December 31, 2009 is arising from the provision of penalty for unpaid accounts payable to suppliers at December 31 2009. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule, will be imposed on an additional 0.3% per day delayed payment penalty based on principle amount of contract liability. However, some of such purchase contracts were signed before 2006, according to  relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years since the date on which the liability was due, the periods of prescription will be expired after two years from the date on which the liability was due. We noted that at the meanwhile, no any legal letters related to this part (0.3% penalty arising from the outstanding payment.) liability were issued from our suppliers in past 4 years. Howevr, from the point of prudence principle, we accrued this liability based on the terms of the contract. At December 31,2009, the Company accrued possible penalty for the purchase contracts signed after December 31, 2007 based on such penalty term with amount of US$2,911.

17. PENSION COSTS

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

The pension accrued for the year ended December 31, 2009 and December 31, 2008 are US$64 and US$ 42 respectively;

The pension paid for the year ended December 31, 2009 and December 31, 2008 are US$3 and US$42 respectively;

18. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Orsus Xelent Technologies, Inc. is incorporated in the State of Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Delaware does not impose any corporate state income tax.

British Virgin Islands

OXHBVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, OXHBVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by OXHBVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

UFI and OXTHK are incorporated in Hong Kong. UFI and OXTHK did not earn any income that was derived in Hong Kong for the years ended December 31, 2009, and 2008 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to prior Corporate Income Tax Law, BOXT is entitled as “Manufacturing Foreign Invested Enterprise” and enjoyed 5 years tax holiday, in the first 2 years, the Corporate Income Tax is exempted and the remaining 3 years, an incentive tax rate (12.5%) was provided to the enterprise. Fiscal year 2009 is the last year of the five years holiday. BOXT has to declare and pay 25% tax rate since 2010.

The components of income (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2009	December 31, 2008

PRC, excluding Hong Kong	$(9,277)	14,203
U.S.	-	-
Others	(274)	(1,034)
Total	$(9,551)	13,169

Income tax expense for the years ended December 31, 2008 and 2009 represents PRC current income taxes.

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income taxes is as follows:

	December 31, 2,009	December 31, 2,008
	USD'000	USD'000
Computed expected tax expenses	(1,820)	(3,648)
Expenses not deductible for tax purposes	4,093	-
Tax rate differential	910	1,775
Income tax expense	3,183	(1,873)

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

The Company had deferred tax assets of approximately $0 and $4,093 as of December 31, 2008 and 2009, respectively that consisted of tax loss carryforwards. The Company had no other temporary differences as of December 31, 2009 and 2008.

As of January 1, 2008 and for the years ended December 31, 2008 and 2009, the Company and its subsidiaries did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. It does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and its subsidiaries mainly file income tax returns in the United States and PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2008.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100 (US$15). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

19. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008

Numerator used in basic net income per share:
Net income (loss)	(6,368)	11,296

Shares (denominator):
Weighted average common shares outstanding	29,756,000	29,756,000
PlPlus: weighted average incremental shares from assumed exercise of options	-	-
WWeighted average common shares outstanding used in computing diluted net income per common share	29,756,000	29,756,000
Earnings (Loss) per ordinary share-basic and diluted	$(0.21)	$0.38

As of December 31, 2009, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during the year ended December 31, 2009.

20. CONCENTRATIONS AND CREDIT RISKS

At December 31, 2009 and 2008, the Company had a credit risk exposure of uninsured cash in banks of approximately US $374,and US$102 respectively.  To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During the years ended December 31, 2009 and 2008, the Company was engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

The Company buys certain major materials from one major supplier (over 40% purchasing). In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to five subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the years ended December 31, 2009 and 2008, the Company’s operating revenue was mainly derived from two distributors. For the years ended December 31, 2009 and 2008, 90.6% and 87%, respectively, of total revenue was derived from our largest distributor Xingwang. There was no trade deposit received from Xingwang as of December 31, 2009 and 2008. Accounts receivable from Xingwang were US$75,616 and US$77,695 as of December 31, 2009 and 2008, respectively. As mentioned in note 4, “Accounts Receivable”, in year 2008, a guarantee company provided a guarantee up to US$43,875 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due.  The agreement has been renewed and re-signed at January 20, 2010, the guaranteed period was extended to the year ended December 31, 2010.

(b)	Suppliers accounting for over 10% of the Company’s purchases are as follows:

	The year ended December 31,
	2009	2008
	%	%
Supplier A	50	36
Supplier B	40	19
Supplier C	5	15
Supplier D	4	10
	99	100

Advances to the above suppliers were US$3,815 and US$8,129 as of December 31, 2009 and December 31, 2008 respectively. Accounts payable owed to the above suppliers were US$2,829 and US$12,188 as of December 31, 2009 and December 31, 2008, respectively.

(c)	The Company’s revenue for the year ended December 31, 2009 and 2008, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	December 31, 2009	December 31,2008
	US$’000	US$’000

PRC	176	237
Hong Kong	2	4

Total long-lived assets	178	241

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

21. RECLASSIFICATION

The financial statements for periods prior to December 31, 2009 have been reclassified to conform to the headings and classifications used in the December 31, 2209 financial statements which are mainly reflected in the loan payable and VAT payable.

22. SUBSEQUENT EVENT

Management has considered all events occurring through April 15, 2009, the date the financial statements have been issued, and has determined that except for below event there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

Songding’s application for arbitraction of dispute between BOXT and Songding was accepted on January 12, 2010 which is still pending for the final arbitration. (See note  13)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:	/S/ Guoji Liu
Guoji Liu
Chief Executive Officer

DATED:  April 15, 2010

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

Signature	Title	Date

/s/ Guoji Liu	Chief Executive Officer (Principal
Guoji Liu	Executive Officer) and Director	April 15, 2010

/s/ Hua Chen	Chief Financial Officer (Principal	April 15, 2010
Hua Chen	Accounting Officer)

/s/ Liu Yu	Chairman of the Board of Directors	April 15, 2010
Liu Yu

/s/ Naizhong Che	Director	April 15, 2010
Naizhong Che

/s/ Peng Wang	Director	April 15, 2010
Peng Wang

/s/ Zhixiang Zhang	Director	April 15, 2010
Zhixiang Zhang

Index to Exhibits

Exhibit Number	Exhibit Description

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

16.1
Letter from PKF Hong Kong Certified Public Accountants to the SEC dated August 13, 2009 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009)

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

99.1
Credit Guarantee Contract, dated as of August 7, 2008, by and among Beijing Orsus Xelent Technology & Trading Company Limited, Beijing Xingwang Shidai Commerce Co., Ltd. And Zhong Hui Guarantee Corporation (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2008)

*       Filed herewith