Form 10-Q
period 2010-03-31
Orsus Xelent Technologies Inc
filed 2010-05-24
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33456

ORSUS XELENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1198142
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes  ☐              No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐              No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 24, 2010
Common Stock, US$.001 par value per share	29,756,000 shares

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except number of shares and per share data)

	March 31, 2010	December 31,2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10	$374
Restricted cash	4	4
Notes Receivable	-	2,779
Accounts receivable	85,370	81,130
Trade deposit paid, net	6,658	5,875
Other current assets, net	28	29
Pledged deposit	1,290	1,290

Total current assets	93,360	91,481

Property, plant and equipment, net	170	178
Deferred tax asset	4,341	4,095

	$97,871	$95,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$9,391	$9,390
Short-term loan payable	307	307
Accounts payable	7,669	7,652
Accrued expenses and other accrued liabilities	3,616	3,413
Trade deposits received	1,883	1,884
Due to shareholders	620	611
Income taxes payable	5,871	5,870
Other taxes payable	22,502	21,423
Liabilities for possible settlement to accounts payable	4,182	2,928

Total current liabilities	56,041	53,478

Stockholders’ equity
Preferred stock, par value US$0.001; authorized 100,000,000 shares; none issued	-	-
Common stock, par value US$0.001; authorized 100,000,000 shares; Issued and outstanding 29,756,000 shares as of March 31, 2010 and December 31, 2009	30	30
Additional paid-in capital	3,209	3,209
Unappropriate retained earnings	1,042	1,042
Appropriated retained earnings	31,909	32,363
Accumulated other comprehensive income	5,640	5,632

Total stockholders’ equity	41,830	42,276

	$97,871	$95,754

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Operation and Comprehensive Income
 (In thousands, except number of shares and per share data)

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net sales	$7,591	19,724

Cost of sales	6,995	16,632

Gross profit	596	3,092

Operating expenses:
Selling expenses	41	123
General and administrative expenses	27	266
Research and development expenses	5	17
Depreciation and amortization	8	23
Allowance for doubtful accounts	(251)	-

Income from operations	766	2,663

Other income/(expenses)
Interest expense	(213)	(222)
Other (expenses)/income, net	(1,252)	17

(Loss)/income before income tax expense	(699)	2,458

Income tax (expenses)/benefit
Current tax expense	-	(323)
Deferred taxes benefit	245	-

Net (loss)/income	(454)	2,135

Other comprehensive income
Foreign currency translation adjustment	8	64

Comprehensive (loss)/income	$(446)	2,199
(Loss)/Earnings per share:
Basic and diluted	$(0.02)	$0.07

Weighted average number of common shares outstanding – basic and diluted	29,756,000	29,756,000

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(454)	$2,135
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Deferred tax	(245)	-
Depreciation and amortization	8	23
Loss due to liability for possible settlement to accounts payable	1,253	-
Changes in assets and liabilities:
Accounts receivable	(4,227)	(4,545)
Note receivable	2,779	-
Trade deposits paid, net	(783)	8,116
Other current assets, net	-	48
Accounts payables	17	(6,375)
Accrued expenses, other accrued liabilities and other tax payable	1,287	696
Due to shareholders	-	(250)
Income tax payable	-	289

Net cash flows (used in)/provided by operating activities	(365)	137

Cash flows from financing activities
Proceeds from banks and other loans	-	2,512
Repayment of bank loans	-	(2,687)
Repayment of mortgage loans	-	(12)

Net cash flows used in financing activities	-	(187)

Net change in cash and cash equivalents	(365)	(50)

Effect of foreign exchange rate changes on cash and cash equivalent	1	-

Cash and cash equivalent - beginning of period	374	102

Cash and cash equivalent - end of period	$10	$52

Supplemental disclosure for cash flow information
Interest paid	$-	$43
Income taxes paid	$-	$34

See notes to consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except number of shares and per share data)

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

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated by ORS in the British Virgin Islands (“BVI”) with issued capital of US$2.00. OXHBVI is a wholly-owned subsidiary of ORS; OXHBVI’s principal activity is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated by OXHBVI in HK with issued capital of HK$100.00 (equivalent to US$13.00); OXTHK is a company engaged in trading cellular phones and accessories, and is wholly owned by OXHBVI.

2.	DESCRIPTION OF BUSINESS

The Company is principally engaged in the business of designing and distributing economically priced cellular phones for retail and wholesale distribution. The Company does not produce the products but outsourcing the manufacturing to third party factories and pay to the factories at a fixed price according to the production volume, therefore, there is no inventory held by the Company. In February 2004, the Company registered “ORSUS” with the State Administration for Industry and Commerce in the PRC as its trademark, which is also known as “Orsus Cellular” within the industry. In January 2007, the trademark “PROXLINK” was registered for the Company’s specialized application mobile series.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

Principle of consolidation

The consolidated unaudited financial statements include the accounts of Orsus Xelent Technologies, Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. We evaluate our estimates on an ongoing basis, including those related to accounts receivable and sales allowances, useful lives of property and equipment, fair values of options to purchase our common stock, the realizability of deferred tax assets, accruals for income tax uncertainties and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

There are three blocked bank accounts with restricted cash with the amount of US$4 as of March 31, 2010. Two bank accounts are related to the legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides the battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides the packing materials to BOXT. The third bank account was blocked because the loan from Beijing Rural Commercial Bank has been overdue since September 27, 2009, and the Company has not repaid any principle or interest. The balance of this account on March 31, 2010 was zero. (Refer to Note 13, “Commitments And Contingencies”.)

There are two blocked bank accounts with restricted cash with the amount of US$4 as of December 31, 2009, which related to Songding and Baoxin.

5.	ACCOUNTS RECEIVABLE

The Company’s business relies on a few distributors. US$85,370 and US$81,130 of accounts receivable as of March 31, 2010 and December 31, 2009, respectively, mainly consisted of a balance of US$78,296 and US$75,616 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”), the major distributor of the Company. The reason for the large accounts receivable balance as of March 31, 2010 and December 31, 2009 is due to a longer turnover cycle than in prior fiscal periods.  The main reason for longer turnover cycle is that the industry profits have decreased and as a result the middle -level distributors have been removed and the national -level distributor Xingwang  has to sell the products to direct customers (the retailers), whose turn-over rate is always slower than middle -level distributors.

The long aged account receivable to Xingwang is guaranteed by a third-party gurantee company licensed by the PRC government, Zhong Hui Guarantee Corporation (“Zhonghui”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhonghui and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,885), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. On December 31, 2009, the guarantee contract expired. A new guarantee contract was signed between BOXT, Xingwang Shidai and Zhonghui on January 1, 2010 and provides a guarantee for all the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2010. Since this account receivable is guaranteed by above mentioned guarantee agreement, no allowance for doubtful accounts is accrued.

6.	TRADE DEPOSIT PAID, NET

US$6,658 and US$5,875 of trade deposit was paid to suppliers on March 31, 2010 and December 31, 2009, is payment in advance to suppliers, which consisted of the following:

	March 31, 2010	December 31, 2009
	(US$’000)	(US$’000)
	(Unaudited)
Trade deposit paid	$6,787	$6,004
Less: allowance for doubtful accounts	(129)	(129)
Total	$6,658	$5,875

During the year ended December 31, 2009, the Company wrote off total trade deposit paid with balance of US$11,937 to two suppliers, Beijing Runyu Kebo Trading Co., Ltd. (“Runyu Kebo”) of US$11,686 and Beijing Kebo Hongyuan Trading Center. (“Kebo Hongyuan”) of US$251, which were liquidated by Beijing Industry and Commerce Bureau, as of December 31 2009.

During the three months ended March 31, 2010, the written-off trade deposit from Kebo Hongyuan has been reversed in the amount of US$251, because the Company collected the amount from Kebo Hongyuan’s remaining assets. Meanwhile, the Company accrued US$129 as a provision towards its other vendors with the accounts aged over three years.

7.	OTHER CURRENT ASSETS, NET

As of March 31, 2010 and December 31, 2009, other current assets of US$28 and US$29, respectively, are mainly composed of the advanced payment for employee travel and the components and parts for post-sales maintenance stored with the maintenance vendors.

Allowance for doubtful accounts of US$1,787 as of March 31, 2010 and December 31, 2009 was due to the provision for receivables from Leimeng Times and other accounts with the aging over three years. The management believes these accounts are uncollectable, and as such, the allowance for doubtful account is provided.

	March 31, 2010	December 31, 2009
	(US$’000)	(US$’000)
	(Unaudited)
Other current assets	$1,815	$1,816
Less: allowance for doubtful accounts	(1,787)	(1,787)
Total	$28	$29

8.	PLEDGED DEPOSIT

US$1,290 of pledged deposits at March 31, 2010 and US$1,290 of pledged deposits at December 31, 2009 were paid to Zhonghui, a guarantee company, in September 2008 as a pledge for US$6,874 (RMB47,000) of bank loans. Refer to Note 10, “Short-term Bank Loans” for more discussion of the bank loans.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of March 31, 2010 and December 31, 2009 consisted of the following:
	March 31, 2010	December 31, 2009
	US$’000	US$’000
	(Unaudited)
Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303
	761	761
Less: Accumulated depreciation	(591)	(583)

	170	178

The depreciation expenses were US$8 and US$23 for the three months ended March 31, 2010 and 2009, respectively.

10.	SHORT-TERM BANK LOANS

All bank loans outstanding at March 31, 2010 and December 31, 2009 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At March 31, 2010	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
	(Unaudited)
Loan from Beijing Rural Commercial Bank	47,000 (US$6,875)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,516)	6.3720%	From February 20,2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,391)

At December 31, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$6,874)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,516)	6.3720%	From February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,390)

Interest expense incurred for the three months ended March 31, 2010 and 2009 were US$213 and US$222, respectively.

US$6,875 of a loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$190 in penalty interest for the three months ended March 31, 2010, and US$425 in penalty interest from September 28, 2009 to March 31, 2010.

US$2,516 of a loan from Huaxia Bank was due on February 20, 2010.  The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 150% of the contracted interest rate and is chargeable from the due date of the principal. The Company estimates that the possible penalty amount is insignificant and the extension agreement will be entered soon and Huaxia Bank will not charge the penalty interest to the Company. No penalty interest expense is accrued as of March 31, 2010.

11.	SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The US$307 short-term loan from a non-financial institution as of March 31, 2010 and December 31, 2009 was provided by a third party company Zhonghui. It was unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

12.	AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship

Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions
	March 31, 2010	December 31, 2009
	US$’000	US$’000
	(Unaudited)
Due to shareholders
Mr. Liu Yu	411	402
Mr. Wang Xin	209	209

	620	611

Bank loans guaranteed by Mr. Liu Yu	9,391	9,390

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

13.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of March 31, 2010, the Company had non-cancelable operating leases with one-year terms for its office premises, under which the expected rental payment due within the next year was US$40.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes.  For the three months ended March  31, 2010 and 2009, there were sales amounting to US$6,258 and US$19,724 respectively, for which VAT invoices have not yet been issued.

The sales revenue of the three months ended March 31, 2010 and 2009 was US$7,591 and US$19,724, respectively, representing US$1,291 and US$3,353 output VAT, respectively. Meanwhile, the input VAT for which the invoice had been received was US$214 and US$1,111for the three months ended March 31, 2010 and 2009, respectively. Therefore, the net accrued VAT payable is US$1,077 and US$2,242 for the three months ended March 31, 2010 and 2009 respectively.

According to PRC tax law, only the input VAT supported with a sufficient invoice could be deducted from the current period’s output VAT.  If a purchase is made without obtaining an invoice, then the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$22,502 and US$21,423 as of March 31, 2010 and December 31, 2009, respectively.

Furthermore, BOXT reports its revenue for PRC Enterprise Income Tax (“EIT”) purposes when VAT invoices are issued rather than when goods are delivered, although EIT payable is fully provided for all sales. All unbilled revenue will become taxable when invoices are issued.

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

According to a March 20, 2009 valuation report issued by an independent professional appraiser, the fair value of the undiscounted maximum potential amount of future payments as of December 31, 2009 that BOXT could be required to make under the guarantee contract was approximately US$470. The Company’s management assessed that the fair value of the undiscounted maximum potential amount of future payments as of March 31, 2010 did not materially differ from the same figure as of December 31, 2009. Management believes it is not probable BOXT will need to fulfill any obligation under this contract.

Litigation

There are two legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides packing materials to BOXT. The legal disputes with abovementioned suppliers arose because the Company did not accept accessories and materials supplied by Songding and Baoxin due to quality issues. The management of BOXT determined to cease payment to Songding and Baoxin accordingly.

The dispute between Baoxin and BOXT commenced in arbitration initiated by Baoxin on October 2006 which was arbitrated by the Beijing Arbitration Commission on October 24, 2006. BOXT is obligated to pay Baoxin US$246. Currently, BOXT and Baoxin are in the process of the final negotiation based on the arbitration result. As such, Baoxin applied to the court for property preservation and one of BOXT’s bank accounts has been blocked accordingly. BOXT has recorded the arbitration result as an account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of March 31, 2010 is US$36.

The dispute between Songding and BOXT is still pending for final arbitration. Songding has argued for BOXT to pay the amount of US$281 to Songding. Songding prepared the arbitration application on December 28, 2009 and applied to the court for property preservation to block the bank account of BOXT. The application was formally accepted by the Beijing arbitration commission on January 12, 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts is blocked accordingly. The balance of account payable to Songding as of March 31, 2010 is US$54.

Warranty

During the three months ended March 31, 2010, we made no allowance for warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by OEM factories rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Overdue Bank Loan

The Company currently has an overdue bank loan of US$6,875 from Beijing Rural Commercial Bank and US$2,516 from Huaxia Bank that were loaned on March 31, 2010. The Company is negotiating an extension of the term of the loan with the banks.  The Company accrued US$425 in penalty interest from September 28, 2009 to March 31, 2010.

14.	UNAPPROPRIATED RETAINED EARNINGS

The Company’s subsidiary, BOXT, was required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the three months ended March 31, 2010, BOXT made appropriations to this statutory reserve of US$0 due to net loss incurred for the period. The accumulated balance of the dedicated reserve at BOXT as of March 31, 2010 and December 31, 2009 were US$1,042 and US$1,042, respectively.

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the three month period ended March 31, 2010 is presented below:

Number of share options
(Unaudited)
As of January 1, 2010	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-
As of March 31, 2010	614,000

16.	LIABILITIES FOR POSSIBLE SETTLEMENT FOR ACCOUNTS PAYABLE

Liabilities for possible settlement for accounts payable of US$4,182 is arising from the provision of penalty for unpaid accounts payable to suppliers at March 31, 2010. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule will be imposed on an additional 0.3% per day delayed payment penalty based on principle amount of contract liability. However, since some of such purchase contracts were signed before 2006, according to relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years since the date on which the liability was due, the periods of prescription will be expired after two years from the date on which the liability was due. We noted that  meanwhile, no  legal letters related to this liability (0.3% penalty arising from the outstanding payment.) were issued from our suppliers in past 4 years. However, the Company felt it was prudent to accrue this liability based on the terms of the contract. As of March 31, 2010, the Company accrued a possible penalty for the purchase contracts signed after March 31, 2008 based on such penalty term with amount of US$4,182. US$1,252 of such possible liability was accrued during the three months ended March 31, 2010.

17.	PENSION COSTS

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$17 and US$22 for the three months ended March 31, 2010 and 2009 respectively.

The pension paid for three months ended March 31, 2010 and 2009 is US$51 and US$0 respectively;

18.	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Orsus Xelent Technologies, Inc. is incorporated in the State of Delaware in the United States, and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Delaware does not impose any corporate state income tax.

British Virgin Islands

OXHBVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, OXHBVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by OXHBVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

UFI and OXTHK are incorporated in Hong Kong. UFI and OXTHK did not earn any income that was derived in Hong Kong for the three months ended March 31, 2010 and 2009 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to prior Corporate Income Tax Law, BOXT is characterized as a “Manufacturing Foreign Invested Enterprise” and enjoyed a 5 year tax holiday. In the first 2 years, the Corporate Income Tax was exempted and during the remaining 3 years, an incentive tax rate (12.5%) was provided to the enterprise. Fiscal year 2009 is the last year of the five year holiday. BOXT has to declare and pay 25% tax rate from the year 2010.

The Company’s effective income tax rate was 0% and 13.14% for the three-month periods ended March 31, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory tax rate primarily represented the tax effects on the non-taxable income and non-deductible expenses.

The Company had deferred tax assets of approximately $4,341 and $4,095 as of March 31, 2010 and December 31, 2009, respectively, which arose from allowance for doubtful accounts and provision for liability for possible settlement to accounts payable. The Company had no other temporary differences as of March 31, 2010 and December 31, 2009.

As of March 31, 2010 and  the year ended December 31, 2009, the Company and its subsidiaries did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 9 months.

The Company and its subsidiaries mainly file income tax returns in the United States and PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2008.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100 (US$15). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

19.	(LOSS)/EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Numerator used in basic net income per share:
Net (loss)/income	(454)	2,135

Shares (denominator):
Weighted average common shares outstanding	29,756,000	29,756,000
Plus: weighted average incremental shares from assumed exercise of options	-	-
Weighted average common shares outstanding used in computing diluted net income per common share	29,756,000	29,756,000
(Loss)/Earnings per common share-basic and diluted	$(0.02)	$0.07

As of March 31, 2010 and 2009, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during three months ended March 31, 2010 and 2009.

20.	CONCENTRATIONS AND CREDIT RISKS

At March 31, 2010 and December 31, 2009, the Company had a credit risk exposure of uninsured cash in banks of approximately US $10 and US$374, respectively.  To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During the three months ended March 31, 2010, the Company was engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

The Company buys certain major materials from one major supplier (over 82% of materials purchased). In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to two subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the three months ended March 31, 2010 and 2009, the Company’s operating revenue was mainly derived from two distributors. For three months ended March 31, 2010 and 2009, 82.4% and 100%, respectively, of total revenue was derived from our largest distributor Xingwang. There was no trade deposit received from Xingwang as of March 31, 2010 and 2009. Accounts receivable from Xingwang were US$78,296 and US$75,616 as of March 31, 2010 and December 31, 2009, respectively. As mentioned in note 5, “Accounts Receivable”, in year 2008, a guarantee company provided a guarantee up to US$43,829 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due.  The agreement has been renewed and re-signed as of January 20, 2010, and the guaranteed period was extended to the year ended December 31, 2010.

(b)	Suppliers accounting for over 10% of the Company’s purchases are as follows:

	The three months ended March 31,
	2010	2009
	%	%
	(Unaudited)	(Unaudited)
Supplier A	82	56
Supplier B	18	44
	100	100

Advances to the above suppliers were US$4,599 and US$3,815 as of March 31, 2010 and December 31, 2009, respectively. Accounts payable owed to the above suppliers were US$17 and US$0 as of March 31, 2010 and December 31, 2009, respectively.

(c)
The Company’s revenue for the three months ended March 31, 2010 and 2009, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	March 31, 2010	December 31,2009
	US$’000	US$’000
	(Unaudited)
PRC	168	176
Hong Kong	2	2

Total long-lived assets	170	178

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

21.	SUBSEQUENT EVENTS

Management has considered all events occurring through May 24, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

In April 2007, the Company’s common shares were approved for listing on the NYSE Amex (formerly known as the American Stock Exchange) and began trading on NYSE Amex on May 10, 2007 under the ticker symbol “ORS”.  The Company's CUSIP Number is 68749U106.

Business Review

The Company sold 57,200 cell phone units and 266,000 units during the first quarter of 2010 and 2009 respectively. For the three months ended March 31, 2010, the Company generated revenue of US$7,591,000, representing a decrease of 61.51% as compared to US$19,724,000 for the same period in 2009. Meanwhile, the Company achieved a gross profit margin of 7.85%, a decrease of 7.83% as compared to 15.68% earned for the same period in 2009. The Company believes this decrease is due to the fact that our major customers didn’t get several large orders from their customers since two main reasons; externally, the request volume of GSM was decreased in the first quarter of 2010 due to the market reason; internally, only two new products were launched in the first quarter of 2010, will lead to the reduction of the sales orders. The Company continued to supply feature-rich, economically-priced, mid-level and low-end products – a different strategy from that of foreign brands, which tend to have higher costs and higher output prices.  100% of the products the Company sold in this quarter were priced below RMB1,000 (approximately US$146).

The Company clearly understands that the cell phone market in PRC might face certain difficulties in 2010. However, we also believe the situation may be improved in the coming days because of market developments due-to the reorganization of PRC telecom carriers and the market demand for new 3G technologies.

Based on the above situation, the Company will develop the business per the three operation strategies below:

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2010 and 2009, respectively (in thousand US$):

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009		Comparison
	(US$000)	% of Revenue	(US$000)	% of Revenue	(US$000)%

Net sales	7,591	100.00%	19,724	100.00%	(12,133)	(61.51)%
Cost of sales	6,995	92.15%	16,632	84.32%	(9,637)	(57.94)%
Sales expenses	41	0.54%	123	0.62%	(82)	(66.67)%
General & administrative expenses	27	0.36%	266	1.35%	(239)	(89.85)%
Research and development expenses	5	0.07%	17	0.09%	(12)	(70.59)%
Depreciation and amortization	8	0.11%	23	0.12%	(15)	(65.22)%
Allowance for doubtful accounts	(251)	(3.31)%	-	-	(251)	100.00%
Interest expenses	(213)	(2.81)%	(222)	(1.13)%	9	4.05%
Other (expenses)/income, net	(1,252)	(16.50)%	17	0.09%	(1,269)	7466.06%
Income before income tax expense	(699)	(9.21)%	2,458	12.46%	(3,157)	(128.45)%
Current tax expense	-	-	(323)	(1.64)%	323	(100.00)%
Deferred taxes benefit	245	3.23%	-	-	245	100.00%
Net (loss)/income	(454)	(5.98)%	2,135	10.82%	(2,589)	(121.27)%

Net sales

Our revenue was US$7,591,000 for the three months ended March 31, 2010, representing a decrease of 61.51% compared to US$19,724,000 for the same period in 2009.

As stated in the Business Review section above, despite the global economic turmoil, we believe China's economy has begun to improve gradually. However, it seems that the economy has mainly focused on large-scale projects instead of the consumer goods markets, as the sector has experienced a much slower recovery. During this quarter, the Company has continued to undertake its sales strategy of supplying feature-rich, low-priced, mid-level and low-end products. It has also put great efforts into developing new products tailored for telecom operators and expanding its sales channels beyond the enhanced traditional market in which products were traded at prices less than RMB1,000, or approximately US$146.

Products Segment

For the three months ended March 31, 2010, the Company’s sales were primarily attributable to the following products:
Cellular phones model	Three months ended March 31, 2010
	Amount (US$’000)	% of total revenue
DX796	5,376	70.82%
LM7100B	1,333	17.56%
DX5388	882	11.62%
Total	7,591	100.00%

Customer Segments

For the three months ended March 31, 2010, our sales in the aggregate amount of US$6,258,000 were derived from Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“Xingwang”).  Xingwang has been our most important distributor for a long period of time. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Three months ended March 31, 2010
	Amount (US$’000)	% of total revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	6,258	82.44%
Tianjin Tongguang	1,333	17.56%
Total	7,591	100.00%

Gross Margin

For the three months ended March 31, 2010, gross margin was US$596,000, representing a decrease of US$2,496,000 in gross margin when compared to the same period of 2009.  During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely. The Company’s gross margin for the period decreased to 7.85% as compared to 15.68% for the same period of 2009.

Selling expenses

Selling expenses mainly represent payments made to sales personnel and transportation costs.

For the three months ended March 31, 2010, selling expenses were US$41,000, or 0.54% of revenues, representing a US$82,000 decrease compared with US$123,000 for the corresponding period in 2009.

We rely more on concentrated distributors in products sales and this strategy led to the decrease of selling expenses.

Research and Development (R&D) expenses

For the three months ended March 31, 2010, R&D expenses were US$5,000, or 0.07% of revenue, representing a decrease of US$12,000 or 70.59%, compared with the numbers for the corresponding period in 2009. The significant decrease in R&D expenses was a result of the Company’s focus on more regular R&D initiatives and the fact that it did not launch full R&D projects for development of new products during the current year. This decision was considered prudent in light of the potential impact from the pending telecom industrial reorganization in the PRC.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended March 31, 2010, total general and administrative expenses were US$27,000, or 0.36% of total revenues, representing a decrease of US$239,000, or 89.85% as compared to US$266,000, or 1.35% of the total revenues for the corresponding period in 2009.

The sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction.

Interest expenses

For the three months ended March 31, 2010, interest expenses decrease by US$9,000 compared with same period in 2009. The decrease is mainly due to the bank loan of $117,000 (RMB800,000) was repaid by us in February 2009.

Provision for income taxes

For the three months ended March 31, 2009, the Company incurred income tax expense of US$323,000; and for the three months ended March 31, 2010, the Company had no current income tax expense since it incurred net loss for the period, but generated a deferred tax benefit in the amount of US$245,000 which arose from allowance for doubtful accounts and provision for liability for possible settlement to accounts payable.

Other (expenses) income, net

For the three months ended March 31, 2010, other expenses amounted to US$1,252,000, representing a decrease of US$1,269,000 compared with other income of US$17,000 for the same period in 2009. The significant decrease is due to penalty interests accrued for the overdue bank loan. See Note 10 to the consolidated financial statements attached to this Form 10-Q.

Net income

For the three months ended March 31, 2010, our net loss was US$454,000 or a net loss margin of 5.98%, representing a decrease of US$2,589,000, or 121.27%, as compared to US$2,135,000, or a net profit margin of 10.82% in the same period of 2009. The decrease was mainly due to our business shrinking in the current economic downturn.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s business relies on few distributors. In the current economic environment, turnover days of accounts receivable due from these distributors are longer. The Company has not provided certain bad debt provision to the significant accounts receivable balance considering historical good cooperation relationship with these distributors and we believe no provision is needed because accounts receivable is guaranteed by Zhonghui as of March 31, 2010.

The Company is discussing with those distributors to try to collect a portion of account receivable in second quarter of 2010.

The Company has limited cash and cash equivalents in hand for a long time and may obtain loans from banks to finance business operation from time to time. The Company currently has certain overdue loan from Beijing Rural Commercial Bank and Huaxia Bank at March 31, 2010. The Company is negotiating an extension of the term with the banks.

We generally finance our operations from cash flow generated internally and short-term loans from domestic banks in China.

As of March 31, 2010, we had current assets of US$93,360,000. Current assets are mainly comprised of accounts receivable of US$85,370,000, trade deposit paid of US$6,658,000, cash and cash equivalents of US$10,000, restricted cash of US$4,000, pledged deposit of US$1,290,000 and other current assets of US$28,000.

As of March 31, 2010, our current liabilities were US$56,041,000 and included accounts payable of US$7,669,000, trade deposits received of US$1,883,000, short-term bank loans of US$9,391,000, short-term loan payable of US$307,000, accrued expenses and other accrued liabilities of US$3,616,000, other taxes payable of US$22,502,000, liabilities for possible settlement to accounts payable of US$4,182,000, income taxes payable of US$5,871,000 and amounts due to shareholders of US$620,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of March 31, 2010, our accounts receivable had increased by US$4,240,000 to US$85,370,000, as compared to US$81,130,000 on December 31, 2009. The increase in accounts receivables was mainly due to a longer turn over period in the current economic recession environment. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have the third-party guarantee company to guarantee the accounts receivable due from this major distributor.

As of March 31, 2010, our trade deposit paid was US$6,658,000, which represented an increase of US$783,000 as compared with US$5,875,000 as of December 31, 2009. The increase was primarily because the bank acceptances were endorsed to the supplier.

As of March 31, 2010, our accounts payable were US$7,669,000, which represents an increase of US$17,000, or 0.22%, as compared to US$7,652,000 as of December 31, 2009. The increase was mainly because raw materials purchasing occurred in the first quarter of 2010.

As of March 31, 2010, accrued expenses and liabilities were US$3,616,000, representing an increase of US$203,000 or 5.95%, compared to US$3,413,000 as of December 31, 2009. The increase was mainly due to the accrual of loan interests in the amount of US$213,000.

As of March 31, 2010, income taxes payable was US$5,871,000, representing an increase of US$1,000 or 0.02%, compared to US$5,870,000 as of December 31, 2009, which is due to the change in the foreign currency exchange rate.

As of March 31, 2010, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). The Company operations are mainly denominated in RMB.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

As of March 31, 2010, we had cash and cash equivalents of US$10,000. This represented a decrease of US$364,000 when compared with US$374,000 as of December 31, 2009. During the three months ended March 31, 2010, we had a fast moving cash flow to ensure desirable goods supplies. We made timely payments to our suppliers so that we had shortened goods supply terms to deal with the fierce competition in the cell phone market.  The two above mentioned loans have been overdue as of March 31, 2010, and management is discussing with the bank for a new extension, please refer to Note 10.

As of March 31, 2010, our aggregate short term loans were US$9,698,000, which were comprised of US$2,516,000 from Huaxia Bank, US$6,875,000 from Beijing Rural and Commercial Bank and US$307,000 from a third party company.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we had no off-balance sheet arrangements.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of March 31, 2010, were US$9,391,000. The interest rate for the three months ended March 31, 2010 was charged at 6.372% to 10.080% per annum.

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

There are two legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides packing materials to BOXT. The legal disputes with abovementioned suppliers arose because the Company did not accept accessories and materials supplied by Songding and Baoxin due to quality issues. The management of BOXT determined to cease payment to Songding and Baoxin accordingly.

The dispute between Baoxin and BOXT commenced in arbitration initiated by Baoxin on October 2006 which was arbitrated by the Beijing Arbitration Commission on October 24, 2006. BOXT is obligated to pay Baoxin US$246,000. Currently, BOXT and Baoxin are in the process of the final negotiation based on the arbitration result. As such, Baoxin applied to the court for property preservation and one of BOXT’s bank accounts has been blocked accordingly. BOXT has recorded the arbitration result as an account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of March 31, 2010 is US$36,000.

The dispute between Songding and BOXT is still pending for final arbitration. Songding has argued for BOXT to pay the amount of US$281,000 by. BOXT recorded an account payable to the supplier in the amount of US$200,000 as of December 31, 2008. Songding prepared the arbitration application on December 28, 2009 and applied to the court for property preservation to block the bank account of BOXT. The application was formally accepted by the Beijing arbitration commission on January 12, 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts is blocked accordingly. The balance of account payable to Songding as of March 31, 2010 is US$54,000.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)           Not applicable.

(c)           None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

(a)           None.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended March 31, 2010.

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

DATED:  May 24, 2010

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