Form 10-Q
period 2010-06-30
Orsus Xelent Technologies Inc
filed 2010-08-16
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2010
Common Stock, US$.001 par value per share	29,756,000 shares

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(US Dollars in thousands except share data and per share amounts)

	June 30, 2010	December 31,2009
ASSETS
Current assets
Cash and cash equivalents	$6	$374
Restricted cash	4	4
Notes Receivable	-	2,779
Accounts receivable	90,973	81,130
Trade deposit paid, net	4,444	5,875
Other current assets, net	28	29
Pledged deposit	1,295	1,290

Total current assets	96,750	91,481

Property, plant and equipment, net	164	178
Deferred tax asset	4,359	4,095

	$101,273	$95,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$9,429	$9,390
Short-term loan payable	308	307
Accounts payable	9,229	7,652
Accrued expenses and other accrued liabilities	4,263	3,413
Due-to Shareholders	690	611
Income taxes payable	5,894	5,870
Other taxes payable	23,612	21,423
Liabilities for possible settlement to accounts payable	4,199	2,928

Non-Current liabilities
Trade deposit received	1,884	1,884
Total liabilities	59,508	53,478

Stockholders’ equity
Preferred stock, par value US$0.001; authorized 100,000,000 shares; none issued
Common stock, par value US$0.001; authorized 100,000,000 shares;
Issued and outstanding 29,756,000 shares as of June 30, 2010 and December 31, 2009	30	30
Additional paid-in capital	3,209	3,209
Unappropriate retained earnings	1,042	1,042
Appropriated retained earnings	31,661	32,363
Accumulated other comprehensive income	5,823	5,632

Total stockholders’ equity	41,765	42,276

	$101,273	$95,754

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
 (In thousands, except number of shares and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$6,473	$23,332	$14,064	$43,056

Cost of sales	5,997	20,242	12,992	36,874

Gross profit	476	3,090	1,072	6,182

Operating expenses:
Selling expenses	21	50	62	173
General and administrative expenses	115	103	142	369
Research and development expenses	4	11	9	28
Depreciation and amortization	7	19	15	42
Allowance for doubtful accounts	-	-	(251)	-
Total Operating Expenses	147	183	(23)	612

Income from operations	329	2,907	1,095	5,570

Other income/(expenses)
Interest expense	(577)	(266)	(790)	(488)
Other (expenses)/income, net	-	-	(1,252)	17

(Loss)/income before income tax expense	(248)	2,641	(947)	5,099

Income tax (expenses)/benefit
Current tax expense	-	334	-	657
Deferred taxes benefit	-	-	245	-

Net (loss)/income	(248)	2,307	(702)	4,442

Other comprehensive income
Foreign currency translation adjustment	183	179	191	243

Comprehensive (loss)/income	$(65)	$2,486	$(511)	$4,685
(Loss)/earnings per share:
Basic and diluted	$0.00	$0.08	$(0.02)	$0.15

Weighted average number of common shares outstanding – basic and diluted	29,756,000	29,756,000	29,756,000	29,756,000

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share data)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net (loss)/income	$(702)	$4,442
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Deferred tax	(245)	-
Depreciation and amortization	14	43
Loss due to liability for possible settlement to accounts payable	1,252	-
Changes in assets and liabilities:
Accounts receivable	(9,466)	(123)
Notes receivable	2,780	-
Trade deposits paid, net	1,449	8,116
Other current assets, net	-	(19,888)
Accounts payable	1,545	117
Accrued expenses, other accrued liabilities and other tax payable	3,005	6,622
Income tax payable	-	615

Net cash flows (used)/provided by operating activities	(368)	(56)

Cash flows from financing activities
Proceeds from banks and other loans	-	2,512
Repayment of bank loans	-	(2,687)
Repayment of mortgage loans	-	(12)

Net cash flows used by financing activities	-	(187)

Net change in cash and cash equivalents	(368)	(243)

Effect of foreign exchange rate changes on cash and cash equivalent	0	173

Cash and cash equivalents - beginning of period	374	102

Cash and cash equivalents - end of period	$6	$32

Supplemental disclosure for cash flow information
Interest paid	$-	$43
Income taxes paid	$-	$41

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated by ORS in the British Virgin Islands (“BVI”) with issued capital of US$2.00. OXHBVI is a wholly-owned subsidiary of ORS; OXHBVI’s principal activity is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated by OXHBVI in HK with issued capital of HK$100.00 (equivalent to US$13.00); OXTHK is a company engaged in trading cellular phones and accessories, and is wholly-owned by OXHBVI.

2.	DESCRIPTION OF BUSINESS

The Company is principally engaged in the business of designing and distributing economically priced cellular phones for retail and wholesale distribution. The Company currently outsources its manufacturing to third party factories. In February 2004, the Company registered “ORSUS” with the State Administration for Industry and Commerce in the PRC as its trademark, which is also known as “Orsus Cellular” within the industry. In January 2007, the trademark “PROXLINK” was registered for the Company’s specialized application mobile series.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements as of June 30, 2010, and for the six months ended June 30, 2010 and 2009 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to (a) sales of in substance real estate or (b) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

4.	RESTRICTED CASH

There are three blocked bank accounts with restricted cash with the amount of US$4 as of June 30, 2010. Two bank accounts are related to the legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd. (“Songding”) provides the battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides the packing materials to BOXT. The third bank account was blocked because the loan from Beijing Rural Commercial Bank has been overdue since September 27, 2009, and the Company has not repaid any principle or interest. The balance of this account on June 30, 2010 was zero. (Refer to Note 13, “Commitments And Contingencies”.)

There are two blocked bank accounts with restricted cash with the amount of US$4 as of December 31, 2009, which related to Songding and Baoxin.

5.	ACCOUNTS RECEIVABLE

The Company’s business relies on a few distributors. US$90,973 and US$81,130 of accounts receivable as of June 30, 2010 and December 31, 2009, respectively, mainly consisted of a balance of US$83,871 and US$75,616 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”), the major distributor of the Company. The reason for the large accounts receivable balance as of June 30, 2010 and December 31, 2009 is due to longer turnover days than before.  Longer turnover days occur due to the following: (i) industry profit has decreased, middle-level distributors have been removed and the national level distributor, Xingwang, had to sell the products to direct customers—the retailers—and (ii) the turn-over rate of the retailers is always slower than middle level distributors.

The long aged account receivable to Xingwang is guaranteed by a third-party gurantee company licensed by the PRC government, Zhong Hui Guarantee Corporation (“Zhonghui”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhonghui and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,885), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. On December 31, 2009, the guarantee contract expired. A new guarantee contract was signed between BOXT, Xingwang Shidai and Zhonghui on January 1, 2010 and provides a guarantee for part of the accounts receivable with a maximum amount of US$43,885 that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2010. Since most part account receivable is guaranteed by the abovementioned guarantee agreement, no allowance for doubtful accounts is accrued.

6.	TRADE DEPOSITS PAID, NET

US$4,444 and US$5,875 of trade deposits paid to suppliers on June 30, 2010 and December 31, 2009, is payment in advance to suppliers, which consisted of the following:

	June 30, 2010	December 31, 2009
	(US$’000)	(US$’000)
	(Unaudited)	(Audited)
Trade deposits paid	$4,573	$6,004
Less: allowance for doubtful accounts	(129)	(129)
Total	$4,444	$5,875

During the six months ended June 30, 2010, the Company accrued US$129 as the provision to the vendors with the aging over three years.

7.	OTHER CURRENT ASSETS, NET

As of June 30, 2010 and December 31, 2009, the other current assets of US$28 and US$29, respectively, are mainly composed of the advanced payment of employee travel expenses and the components and parts for post-sales maintenance of products stored in the maintenance vendors.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

The allowance for doubtful accounts of US$1,794 as of June 30, 2010 and December 31, 2009 was due to the provision for receivables from Leimeng Times and other accounts with aging over three years. The management believes these accounts are uncollectable, and as such, the allowance for doubtful account is provided.

	June 30, 2010	December 31, 2009
	(US$’000)	(US$’000)
	(Unaudited)	(Audited)
Other current assets	$1,822	$1,816
Less: allowance for doubtful accounts	(1,794)	(1,787)
Total	$28	$29

8.	PLEDGED DEPOSIT

US$1,295 of pledged deposits at June 30, 2010 and US$1,290 of pledged deposits at December 31, 2009 were paid to Zhonghui, a guarantee company, in September 2008 as a pledge for US$6,874 (RMB47,000) of bank loans. Refer to Note 10, “Short-Term Bank Loans” for more discussion of the bank loans.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2010 and December 31, 2009 consisted of the following:
	June 30, 2010	December 31, 2009
	US$’000	US$’000
	(Unaudited)	(Audited)
Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303
	761	761
Less: Accumulated depreciation	(597)	(583)

	164	178

The depreciation expenses were US$7 and US$19 for the three months ended June 30, 2010 and 2009, respectively. The depreciation expenses were US$15 and US$42 for the six months ended June 30, 2010 and 2009, respectively.

10.	SHORT-TERM BANK LOANS

All bank loans outstanding at June 30, 2010 and December 31, 2009 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At June 30, 2010	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
	(Unaudited)
Loan from Beijing Rural Commercial Bank	47,000 (US$6,903)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,526)	6.3720%	From February 20,2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,429)

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

At December 31, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$6,874)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,516)	6.3720%	From February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,390)

Interest expense incurred for the three months ended June 30, 2010 and 2009 were US$577 and US$266, respectively. Interest expense incurred for the six months ended June 30, 2010 and 2009 were US$790 and US$488, respectively.

US$6,903 of a loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$446 in penalty interest for the six months ended June 30, 2010, and US$682 in penalty interest from September 28, 2009 to June 30, 2010.

US$2,526 of a loan from Huaxia Bank was due on February 20, 2010.  The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 150% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$323 in penalty interest for the six months ended June 30, 2010.

11.	SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The US$308 and US$307 short-term loan from a non-financial institution as of June 30, 2010 and December 31, 2009, respectively was provided by a third party company, Zhonghui. It was unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

12.	AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship

Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions
	June 30, 2010	December 31, 2009
	US$’000	US$’000
	(Unaudited)	(Audited)
Due to shareholders
Mr. Liu Yu	482	402
Mr. Wang Xin	208	209

	690	611

Bank loans guaranteed by Mr. Liu Yu	9,429	9,390

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

13.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of June 30, 2010 and December 31, 2009, the Company had non-cancelable operating leases for its office premises, under which the expected rental payment due within the next year was US$26 and US$53, respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes.  For the six months ended June 30, 2010 and 2009, there were sales amounting to US$12,177 and US$217,623 respectively, for which VAT invoices have not yet been issued.

The sales revenue of the six months ended June 30, 2010 and 2009 was US$14,064 and US$43,056, respectively, representing US$2,391 and US$7,320 output VAT, respectively. Meanwhile, the input VAT for which the invoice had been received was US$301 and US$1,111for the six months ended June 30, 2010 and 2009, respectively. Therefore, the net VAT payable is US$2,090 and US$6,209 for the six months ended June 30, 2010 and 2009 respectively.

According to PRC tax law, only the input VAT supported with a sufficient invoice could be deducted from the current period’s output VAT.  If a purchase is made without obtaining an invoice, then the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$23,612 and US$21,423 as of June 30, 2010 and December 31, 2009, respectively.

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

Litigation

There are two legal disputes with two suppliers of BOXT. Songding provides battery chargers and Baoxin provides packing materials to BOXT. The legal disputes with the abovementioned suppliers arose because the Company did not accept accessories and materials supplied by Songding and Baoxin due to quality issues. The management of BOXT determined to cease payment to Songding and Baoxin accordingly.

The dispute between Baoxin and BOXT commenced in arbitration initiated by Baoxin on October 2006, which was arbitrated by the Beijing Arbitration Commission on October 24, 2006. BOXT is obligated to pay Baoxin US$246. Currently, BOXT and Baoxin are in the process of the final negotiation based on the arbitration result. As such, Baoxin applied to the court for property preservation and one of BOXT’s bank accounts has been blocked accordingly. BOXT has recorded the arbitration result as an account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of June 30, 2010 is US$36.

The resolution of the dispute between Songding and BOXT is still pending final arbitration. Songding has argued for BOXT to pay the amount of US$281 by Songding. Songding prepared the arbitration application on December 28, 2009 and applied to the court for property preservation to block the bank account of BOXT. The application was formally accepted by the Beijing arbitration commission on January 12, 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts has been blocked accordingly. The balance of accounts payable to Songding as of June 30, 2010 is US$54.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

Warranty

During the six months ended June 30, 2010, we made no allowance for the warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by Original Equipment Manufacturers (“OEM”) factories rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Overdue Bank Loan

The Company currently has an overdue bank loan of US$6,903 from Beijing Rural Commercial Bank and US$2, 526 from Huaxia Bank that were loaned on June 30, 2010. The Company is negotiating an extension of the term of the loan with the banks.

14.	UNAPPROPRIATED RETAINED EARNINGS

The Company’s subsidiary, BOXT, was required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2010, BOXT made appropriations to this statutory reserve of US$0 due to net loss incurred for the period. The accumulated balance of the dedicated reserve at BOXT as of June 30, 2010 and December 31, 2009 were US$1,042 and US$1,042, respectively.

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

Expected dividend yield		-
Expected stock price volatility		85.07%
Risk free interest risk		3.61%
Expected life of share options	10	Years

A summary of the share option plan activity during the six month period ended June 30, 2010 is presented below:

Number of share options
(Unaudited)
As of January 1, 2010	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-
As of June 30, 2010	614,000

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

16.	LIABILITIES FOR POSSIBLE SETTLEMENT OF ACCOUNTS PAYABLE

Liabilities for possible settlement of accounts payable of US$4,182 arose from the provision of a penalty for unpaid accounts payable to suppliers on June 30, 2010. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule will be imposed on an additional 0.3% per day delayed payment penalty based on the principle amount of contract liability. However, some of such purchase contracts were signed before 2006, and according to relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years since the date on which the liability was due, the periods of prescription will expire after two years from the date on which the liability was due. We note that in the meantime, no legal letters related to this liability (0.3% penalty arising from the outstanding payment.) were issued from our suppliers in past 4 years. However, from the point of prudence principle, we accrued this liability based on the terms of the contract. As of June 30, 2010, the Company has accrued a possible penalty for the purchase contracts signed after June 30, 2008 based on such penalty term in the amount of US$1,252,000. Such possible liability was accrued during the six months ended June 30, 2010.

17.	PENSION COSTS

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$2 and US$0 for the three months ended June 30, 2010 and 2009 respectively. The pension expenses were US$19 and US$29 for the six months ended June 30, 2010 and 2009 respectively.

18.	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Orsus Xelent Technologies, Inc. is incorporated in the State of Delaware in the United States and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Delaware does not impose any corporate state income tax.

British Virgin Islands

OXHBVI is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, OXHBVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by OXHBVI, no British Virgin Islands withholding tax is imposed.

Hong Kong

UFI and OXTHK are incorporated in Hong Kong. UFI and OXTHK did not earn any income that was derived in Hong Kong for the six months ended June 30, 2010 and 2009 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to prior Corporate Income Tax Law, BOXT is characterized as a “Manufacturing Foreign Invested Enterprise” and enjoyed a 5 year period of reduced taxes. In the first 2 years, the Corporate Income Tax was exempted and during the remaining 3 years, an incentive tax rate (12.5%) was provided to the enterprise. Fiscal year 2009 was the last year of the five year period of reduced taxes. BOXT has to declare and pay 25% tax rate from the year 2010.

The Company’s effective income tax rate was 0% and 13.14% for the six-month periods ended June 30, 2010 and 2009, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on the non-taxable income and non-deductible expenses.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

The Company had deferred tax assets of approximately $4,359 and $4,095 as of June 30, 2010 and December 31, 2009, respectively, which arose from the allowance for doubtful accounts and the provision for liability for possible settlement to accounts payable. The Company had no other temporary differences as of June 30, 2010 and December 31, 2009.

As of June 30, 2010 and the year ended December 31, 2009, the Company and its subsidiaries did not have unrecognized tax benefits and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 9 months.

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

19.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Numerator used in basic net income per share:
Net (loss)/income	(702)	4,442

Shares (denominator):
Weighted average common shares outstanding	29,756,000	29,756,000
Plus: weighted average incremental shares from assumed exercise of warrants	-	-

Weighted average common shares outstanding used in computing diluted net income per common share	29,756,000	29,756,000
Earnings per ordinary share-basic and diluted	$(0.024)	$0.15

As of June 30, 2010 and 2009, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during six months ended June 30, 2010 and 2009.

20.	CONCENTRATIONS AND CREDIT RISKS

At June 30, 2010, the Company had a credit risk exposure of uninsured cash in banks of approximately US $6.  To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During the six months ended June 30, 2010, the Company was engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

Orsus Xelent Technologies, Inc.
Unaudited Condensed Consolidated Financial Statements

The Company buys certain major materials from one major supplier (over 63% of materials purchased). In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to two subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the six months ended June 30, 2010 and 2009, the Company’s operating revenue was mainly derived from two distributors. For six months ended June 30, 2010 and 2009, 92.2% and 82%, respectively, of total revenue was derived from our largest distributor Xingwang. There were no trade deposits received from Xingwang as of June 30, 2010 and 2009. Accounts receivable from Xingwang were US$83,871 and US$75,616 as of June 30, 2010 and December 31, 2009, respectively. As mentioned in Note 5, “Accounts Receivable”, in the year 2008, a guarantee company provided a guarantee of up to US$43,829 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due. The agreement has been renewed and re-signed as of January 20, 2010, and the guaranteed period was extended to the year ended December 31, 2010.

(c)	Suppliers accounting for over 10% of the Company’s purchases are as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	%	%	%	%
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	63%	53	29%	49
Supplier B	37%	31	61%	42
Supplier C		16	10%	-
Total	100	100	100	91

Advances to the above suppliers were US$4,444 and US$3,815 as of June 30, 2010 and December 31, 2009, respectively. Accounts payable owed to the above suppliers were US$3,672 and US$0 as of June 30, 2010 and December 31, 2009, respectively.

(c)	The Company’s revenue for the six months ended June 30, 2010 and 2009, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	30-Jun-10	31-Dec-09
	US$’000	US$’000
	(unaudited)	(audited)
PRC	162	176
Hongkong	2	2
Total long-lived assets	164	178

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

Management has considered all events occurring through August 16, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

The Company’s cell phone products are mainly produced through OEMs and the products were delivered from OEMs to distributors directly. The Company keeps no inventory or very limited quantity.

Business Review

The Company sold 97,000 cell phone units during the second quarter of 2010. For the three months ended June 30, 2010, the Company generated revenue of US$6,473,000, representing a decrease of 72.25% as compared to US$23,332,000 for the same period in 2009, in contrast with the entire cell phone market, the whole GSM market size was down 11.6% than last quarter and 2.2% than the second quarter of 2009. While CMDA1X market size was decline of 5.7% compared to the last quarter but an increase of 37.1% compared to the same time in 2009, as recently reported by Sino Market Research Limited. Meanwhile, the Company achieved a gross profit margin of 7.35%, a decrease of 5.89% as compared to 13.24% earned for the same period in 2009. The Company believes this decrease is due to the fact that our major customers didn’t get several large orders from their customers. The Company continued to supply feature-rich, economically-priced, mid-level and low-end products—a different strategy from that of foreign brands, which tend to have higher costs and higher output prices.

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

The Company is aware that the cell phone market in the PRC may continue to experience some difficulty in 2010, but it still projects that the industry will be in a better position in upcoming quarters because (a) the reorganization of PRC telecom carriers is projected to lead to market development, and (b) new 3G technology is likely to encourage market demand. With these projections in mind, the Company will continue to employ the following three operating strategies going forward:

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

In summary, the Company predicts modest decline in both sales revenues and net income during the fiscal year ending December 31, 2010.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the six months ended June 30, 2010 and 2009, respectively (in thousand USD):

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009		Comparison
	(US$000)	% of Revenue	(US$000)	% of Revenue	(US$000)%

Net sales	14,064	100.00%	43,056	100.00%	(28,992)	(67.34)%
Cost of sales	12,992	92.38%	36,874	85.64%	(23,882)	(64.77)%
Sales expenses	62	0.44%	173	0.40%	(111)	(64.16)%
General & administrative expenses	142	1.01%	369	0.86%	(227)	(61.52)%
Research and development expenses	9	0.06%	28	0.07%	(19)	(67.86)%
Depreciation and amortization	15	0.11%	42	0.10%	(27)	(64.29)%
Allowance for doubtful accounts	(251)	(1.78)%	-	-	(251)	100.00%
Interest expenses	(790)	(5.62)%	(488)	(1.13)%	(302)	61.89%
Other (expenses)/income, net	(1,252)	(8.90)%	17	0.04%	(1,269)	(7466.06)%
Income before income tax expense	(947)	(6.74)%	5,099	11.84%	(6,046)	(118.58)%
Current tax expense	-	-	(657)	(1.53)%	657	100.00%
Deferred taxes benefit	245	1.74%	-	-	245	100.00%
Net (loss)/income	(702)	(4.99)%	4,442	10.32%	(5,144)	(115.81)%

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009		Comparison
	(US$000)	% of Revenue	(US$000)	% of Revenue	(US$000)%

Net sales	6,473	100.00%	23,332	100.00%	(16,859)	(72.26)%
Cost of sales	5,997	92.65%	20,242	86.76%	(14,245)	(70.37)%
Sales expenses	21	0.32%	50	0.21%	(29)	(58.00)%
General & administrative expenses	115	1.78%	103	0.44%	12	11.65%
Research and development expenses	4	0.06%	11	0.05%	(7)	(63.64)%
Depreciation and amortization	7	0.11%	19	0.08%	(12)	(63.16)%
Interest expenses	(577)	(8.91)%	(266)	(1.14)%	(311)	116.92%
Income before income tax expense	(248)	(3.83)%	2,641	11.32%	(2,889)	(109.39)%
Current tax expense	-	-	(334)	(1.43)%	(334)	(100.00)%
Net (loss)/income	(248)	(3.83)%	2,307	9.89%	(2,555)	(110.75)%

Net sales

Our revenue was US$14,064,000 for the six months ended June 30, 2010, representing a decrease of 67.34% compared to US$43,056,000 for the same period in 2009. For the three months ended June 30, 2010, the total revenues of the Company were US$6,473,000, representing a decrease of 72.26% as compared to US$23,332,000 in the same period of 2009.

As stated in the Business Review section above, despite the global economic turmoil, we believe China's economy has begun to improve gradually. However, it seems that the economy has mainly focused on large-scale projects instead of the consumer goods markets, as the sector has experienced a much slower recovery. Under this situation, the Company continuously focuses its production and sales strategies on low-priced cell phones. However, less of 3G products and the decline of market demand for low end products led to poor sales performance of the second quarter of 2010.

Products Segment

For the three months ended June 30, 2010, the Company’s sales were primarily attributable to the following products:

Cellular	Three months ended June 30, 2010
phones model	Amount	% of total revenue
	(US$’000)
DX9188	4,025	62%
H808	1,526	24%
DXX9	919	14%
Total	6,473	100%

Customer Segments

For the six months ended June 30, 2010, our sales in the aggregate amount of US$14,064,000 were derived mainly from Xingwang. Xingwang has been our most important distributor for a long period of time. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Three months ended June 30, 2010
	Amount	% of total Accounts
	(US$’000)	Receivable
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	83,871	92%
Tianjin Tongguang	7,102	8%
Total	90,973	100.00%

Gross Margin

For the three months ended June 30, 2010, gross margin was US$476,000, representing a decrease of US$2,614,000 in gross profit when compared to the same period of 2009. During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely. The Company’s gross margin for the period decreased to 7.35% as compared to 13.24% for the same period of 2009.

For the three months ended June 30, 2010, DX9188 products have contributed approximately 62% of our revenue in the quarterly financial results. Marketed at a very reasonable price, DX9188 products were sold in such a large quantity that they indeed boosted the Company’s overall gross margin for this quarter.

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

For the three months ended June 30, 2010, selling expenses were US$21,000, or 0.32% of revenues, representing a US$29,000 decrease compared with US$50,000 for the corresponding period in 2009.

The decrease in selling expenses is created as the sales performance of second quarter of 2010 does not meet the management’s expectation.

Research and Development (R&D) expenses

For the three months ended June 30, 2010, R&D expenses were US$4,000, or 0.06% of revenue, representing a decrease of US$7,000 or 63.64%, compared with the numbers for the corresponding period in 2009. The significant decrease in R&D expenses was a result of the Company’s focus on more regular R&D initiatives and the fact that it did not launch full R&D projects for development of new products during the current year. This decision was considered prudent in light of the potential impact from the pending telecom industrial reorganization in the PRC.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended June 30, 2010, total general and administrative expenses were US$115,000, or 1.78% of total revenues, representing an increase of US$12,000, or 11.65% as compared to US$103,000, or 0.44%, of the total revenues for the corresponding period in 2009. For the six months ended June 30, 2010, total general and administrative expenses were US$142,000, or 1.01% of total revenues, representing an decrease of US$227,000, or 61.52% as compared to US$369,000, or 0.86%, of the total revenues for the corresponding period in 2009.

From the longer periods, the sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction.

Interest expenses

For the three months ended June 30, 2010, interest expenses decreased by US$311,000 compared with same period in 2009. The decrease is mainly due to the Company not paying the outstanding interest expenses in a timely manner.

Other (expenses) income, net

For the six months ended June 30, 2010, other expenses accounted for US$(1,252,000). It was mainly comprised of reversals of accrued allowance for contingent liabilities that might be raised pursuant to the penalty terms of the purchasing contract.

Provision for income taxes

For the three months ended June 30, 2010, provision for income taxes decreased by US$334,000 compared with same period in 2009. The decrease is mainly attributable to a decline in taxable income.

Net income

For the six months ended June 30, 2010, our net income was US$702,000 or a net profit margin of −4.99%, representing a decrease of US$−5,144,000, or 115.81%, as compared to US$4,442,000, or a net profit margin of 10.32% in the same period of 2009. The significant decrease was mainly due to our business shrinking in the current economic downturn.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s business relies on few distributors. In the current economic environment, turnover days of accounts receivable due from these distributors are longer. The Company has not provided any bad debt provision to the significant accounts receivable balance considering the historically good cooperative relationship with these distributors and believes no provision is needed as of June 30, 2010.

The Company is discussing with those distributors to try to collect a portion of account receivable in third quarter of 2010.

The Company has limited cash and cash equivalents in hand for a long time and may obtain loans from banks to finance business operation from time to time. The Company currently has certain overdue loan from Beijing Rural Commercial Bank at June 30, 2010. The Company is negotiating an extension of the term with the bank.

The Company has not paid salaries and welfare to employees for certain months in 2010 due to difficulty in cash flow.

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of June 30, 2010, we had current assets of US$96,750,000. Current assets are mainly comprised of accounts receivable of US$90,973,000, advance to suppliers of US$4,444,000, cash and cash equivalents of US$6,000, pledged deposits of US$1,295,000, restricted cash of US$4,000 and other current assets of US$28,000.

As of June 30, 2010, our current liabilities were US$59,508,000 and included short-term bank loans of US$9,429,000, short-term loan payable of US$308,000, accounts payable of US$9,229,000, accrued expenses and other accrued liabilities of US$4,263,000, trade deposits received of US$1,884,000, amounts due to shareholders of US$690,000, income taxes payable of US$5,894,000, other taxes payable of US$23,612,000 and liabilities for possible settlement to accounts payable of US$4,199,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days. As of June 30, 2010, our accounts receivable had increased by US$9,843,000 to US$90,973,000, as compared to US$81,130,000 on December 31, 2009. The increase in accounts receivables was mainly due to a longer turn over period in the current economic recession environment. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have the third-party guarantee company to guarantee the accounts receivable due from this major distributor.

As of June 30, 2010, our advance to suppliers was US$4,444,000, which represented a decrease of US$1,431,000 as compared with US$5,875,000 as of December 31, 2009. The decrease was primarily because the Company offsets the advance to suppliers when the goods are received properly.

As of June 30, 2010, our other current assets were US$28,000, which represented a decrease of US$1,000, as compared to US$29,000 as of December 31, 2009. There are no any significant changes between these two periods.

As of June 30, 2010, our accounts payable were US$9,229,000, which represents an increase of US$1,577,000, or 20.61%, as compared to US$7,652,000 as of December 31, 2009. The increase was mainly because we delayed the payment to certain suppliers to meet our working capital demand.

As of June 30, 2010, accrued expenses and liabilities were US$4,263,000, representing an increase of US$850,000 or 24.90%, compared to US$3,413,000 as of December 31, 2009. The increase was mainly due to accrued salary and accrued VAT in past period.

During this quarter, we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of June 30, 2010, income tax payable was US$5,894,000, representing an increase of US$24,000 or 0.41%, compared to US$5,870,000 as of December 31, 2009. The increase was mainly due to the foreign exchange rate change.

As of June 30, 2010, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). The Company operations are mainly denominated in RMB.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

As of June 30, 2010, we had cash and cash equivalents of US$6,000. This represented a decrease of US$368,000 when compared with US$374,000 as of December 31, 2009. During the three months ended June 30, 2010, we had a fast moving cash flow to ensure desirable goods supplies. We made timely payments to our suppliers so that we had shortened goods supply terms to deal with the fierce competition in the cell phone market.

As of June 30, 2010, our aggregate short term loans were US$9,737,000, which were comprised of US$2,526,000 from Huaxia Bank, US$6,903,000 from Beijing Rural and Commercial Bank and US$308,000 from a third party company.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we had no off-balance sheet arrangements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of June 30, 2010, were US$9,737,000. The interest rate for the three months ended June 30, 2010 was charged at 6.372% to 10.080% per annum.

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

(a)           None.

(b)           Not applicable.

(c)           None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Removed and Reserved.

Item 5.                  Other Information.

(a)           None.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended June 30, 2010.

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

DATED: August 16, 2010

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