Form 10-Q
period 2010-09-30
Orsus Xelent Technologies Inc
filed 2010-11-15
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
Yes  ☐                     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, US$.001 par value per share	30,256,000 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Orsus Xelent Technologies, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)
  (US Dollars in thousands except share data and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$4	$374
Restricted cash	4	4
Notes Receivable	-	2,779
Accounts receivable	98,947	81,130
Trade deposit paid, net	8,416	5,875
Other current assets, net	28	29
Pledged deposit	1,317	1,290

Total current assets	108,716	91,481

Property, plant and equipment, net	160	178
Deferred tax asset	4,431	4,095

	$113,307	$95,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$9,585	$9,390
Short-term loan payable	314	307
Accounts payable	18,294	7,652
Accrued expenses and other accrued liabilities	4,630	3,413
Due-to Shareholders	697	611
Income taxes payable	5,991	5,870
Other taxes payable	25,018	21,423
Liabilities for possible settlement to accounts payable	4,268	2,928

Non-Current liabilities
Trade deposit received	1,902	1,884
Total liabilities	70,699	53,478

Stockholders’ equity
Preferred stock, par value US$0.001; authorized 100,000,000 shares; none issued Common stock, par value US$0.001; authorized 100,000,000 shares; Issued and outstanding 30,256,000 shares as of September 30, 2010 and December 31, 2009	30	30
Additional paid-in capital	3,209	3,209
Unappropriated retained earnings	1,042	1,042
Appropriated retained earnings	31,778	32,363
Accumulated other comprehensive income	6,549	5,632

Total stockholders’ equity	42,608	42,276

	$113,307	$95,754

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
 (In thousands, except number of shares and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$5,907	$19,125	$19,971	62,181

Cost of sales	5,474	17,053	18,466	53,928

Gross profit	433	2,072	1,505	8,253

Operating expenses:
Selling expenses	21	40	83	213
General and administrative expenses	70	164	212	533
Research and development expenses	4	4	13	32
Depreciation and amortization	6	12	21	54
Allowance for doubtful accounts	-	-	(251)	-
Total Operating Expenses	101	220	78	832

Income from operations	332	1,852	1,427	7,421

Other income/(expenses)
Interest expense	(215)	(270)	(1,005)	(758)
Other (expenses)/income, net	-	-	(1,252)	17

(Loss)/income before income tax expense	117	1,582	(830)	6,680

Income tax (expenses)/benefit
Current tax expense	-	212	-	868
Deferred taxes benefit	-	-	245	0

Net (loss)/income	117	1,370	(585)	5,812

Other comprehensive income
Foreign currency translation adjustment	726	59	917	302

Comprehensive (loss)/income	$843	1,429	$332	6,114
(Loss)/earnings per share:
Basic and diluted	$0.03	$0.05	$0.01	$0.2

Weighted average number of common shares outstanding – basic and diluted	30,256,000	29,756,000	30,256,000	29,756,000

See notes to consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share data)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net (loss)/income	$(585)	$5,812
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Deferred tax	(246)	-
Depreciation and amortization	21	54
Loss due to liability for possible settlement to accounts payable	1,257	-
Changes in assets and liabilities:
Accounts receivable	(15,853)	(11,114)
Notes receivable	2,787	-
Trade deposits paid, net	(2,377)	(13,363)
Other current assets, net	-	41
Accounts payable	10,315	7,769
Accrued expenses, other accrued liabilities and other tax payable	4,312	9,443
Income tax payable	-	832

Net cash flows used by operating activities	(369)	(526)

Cash flows from financing activities
Proceeds from banks and other loans	-	2,821
Repayment of bank loans	-	(2,689)
Repayment of mortgage loans	-	(12)

Net cash flows used by financing activities	-	230

Net change in cash and cash equivalents	(369)	(296)

Effect of foreign exchange rate changes on cash and cash equivalent	(1)	226

Cash and cash equivalents - beginning of period	374	102

Cash and cash equivalents - end of period	$4	$32

Supplemental disclosure for cash flow information
Interest paid	$-	$43
Income taxes paid	$-	$41

See notes to consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except number of shares and per share data)

1.           ORGANIZATION

Orsus Xelent Technologies, Inc. (“ORS” or the “Company”), formerly known as Universal Flirts Corp., was organized under the laws of the State of Delaware on May 25, 2004.

Prior to reorganization with United First International Limited (“UFI”) on March 31, 2005, a company incorporated in the Hong Kong Special Administrative Region (“HK”) of the People’s Republic of China (the “PRC” or “China”), ORS was a development stage company which had no operations or revenues. ORS exited the development stage after the recapitalization.

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

On July 14, 2005, Orsus Xelent Holdings (BVI) Limited (“OXHBVI”) was incorporated by ORS in the British Virgin Islands (“BVI”). OXHBVI is a wholly-owned subsidiary of ORS; OXHBVI’s principal activity is investment holding. On July 22, 2005, Orsus Xelent Trading (HK) Company Limited (“OXTHK”) was incorporated by OXHBVI in HK; OXTHK is a company engaged in trading cellular phones and accessories, and is wholly-owned by OXHBVI.

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

The accompanying unaudited consolidated financial statements as of September 30, 2010, and for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

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

4.           RESTRICTED CASH

There are three blocked bank accounts with restricted cash with the amount of US$4 as of September 30, 2010. Two bank accounts are related to the legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd. (“Songding”) provides the battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides the packing materials to BOXT. The third bank account was blocked because the loan from Beijing Rural Commercial Bank has been overdue since September 27, 2009, and the Company has not repaid any principle or interest. The balance of this account on September 30, 2010 was zero. (Refer to Note 13, “Commitments And Contingencies”.)

5.           ACCOUNTS RECEIVABLE

The Company’s business relies on a few distributors. Accounts receivable as of September 30, 2010 and December 31, 2009, respectively, mainly consisted of a balance of US$91,727 and US$75,616 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”), the major distributor of the Company. The reason for the large accounts receivable balance as of September 30, 2010 and December 31, 2009 is due to longer turnover days than before.  Longer turnover days occur due to the following: (i) industry profit has decreased, middle-level distributors have been removed and the national level distributor, Xingwang, had to sell the products to direct customers—the retailers—and (ii) the turn-over rate of the retailers is always slower than middle level distributors.

The long aged account receivable to Xingwang is guaranteed by a third-party guarantee company licensed by the PRC government, Zhong Hui Guarantee Corporation (“Zhonghui”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhonghui and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$43,885), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. On December 31, 2009, the guarantee contract expired. A new guarantee contract was signed between BOXT, Xingwang and Zhonghui on January 1, 2010 and provides a guarantee for accounts receivable with a maximum amount of US$43,885 that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2010. Xingwang has issued a payment plan to the Company and the payment will be acted from the payment date.

6.           TRADE DEPOSITS PAID, NET

US$8,416 and US$5,875 of trade deposits paid to suppliers on September 30, 2010 and December 31, 2009, is payment in advance to suppliers, which consisted of the following:

	September 30, 2010	December 31, 2009
	(US$’000)	(US$’000)
	(Unaudited)	(Audited)
Trade deposits paid	$8,545	$6,004
Less: allowance for doubtful accounts	(129)	(129)
Total	$8,416	$5,875

During the nine months ended September 30, 2010, the Company accrued US$129 as the provision to the vendors with the aging over three years.

7.           OTHER CURRENT ASSETS, NET

As of September 30, 2010 and December 31, 2009, the other current assets of US$28 and US$29, respectively, are mainly composed of the advanced payment of employee travel expenses and the components and parts for post-sales maintenance of products stored in the maintenance vendors.

The allowance for doubtful accounts of US$1,794 and US$1,787 as of September 30, 2010 and December 31, 2009 was due to the provision for receivables from Leimeng Times and other accounts with aging over three years. The management believes these accounts are uncollectable, and as such, the allowance for doubtful account is provided.

	September 30, 2010	December 31, 2009
	(US$’000)	(US$’000)
	(Unaudited)	(Audited)
Other current assets	$1,822	$1,816
Less: allowance for doubtful accounts	(1,794)	(1,787)
Total	$28	$29

8.           PLEDGED DEPOSIT

US$1,295 of pledged deposits as of September 30, 2010 and US$1,317 of pledged deposits as of December 31, 2009 were paid to Zhonghui, a guarantee company, in September 2008 as a pledge for US$6,874 (RMB47,000) of bank loans. Refer to Note 10, “Short-Term Bank Loans” for more discussion of the bank loans.

9.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	US$’000	US$’000
	(Unaudited)	(Audited)
Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303
	761	761
Less: Accumulated depreciation	(601)	(583)

	160	178

The depreciation expenses were US$6 and US$12 for the three months ended September 30, 2010 and 2009, respectively. The depreciation expenses were US$21 and US$54 for the nine months ended September 30, 2010 and 2009, respectively.

10.         SHORT-TERM BANK LOANS

All bank loans outstanding at September 30, 2010 and December 31, 2009 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At September 30, 2010	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
	(Unaudited)
Loan from Beijing Rural Commercial Bank	47,000 (US$7,017)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,568)	6.3720%	From February 20,2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,585)

At December 31, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
Loan from Beijing Rural Commercial Bank	47,000 (US$6,874)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,516)	6.3720%	From February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,390)

Interest expense incurred for the three months ended September 30, 2010 and 2009 were US$215 and US$270, respectively. Interest expense incurred for the nine months ended September 30, 2010 and 2009 were US$790 and US$488, respectively.

US$7,017 of a loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$680 in penalty interest for the nine months ended September 30, 2010, and US$1,441 in penalty interest from September 28, 2009 to September 30, 2010.

US$2,568 of a loan from Huaxia Bank was due on February 20, 2010.  The Company is currently negotiating an extension of the term with the bank. The penalty interest rate on the principal and interest in default is 150% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$605 in penalty interest for the nine months ended September 30, 2010.

11.         SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The US$314 and US$307 short-term loan from a non-financial institution as of September 30, 2010 and December 31, 2009, respectively, was provided by a third party company, Zhonghui. It was unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

12.         AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship
Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions

	September 30, 2010	December 31, 2009
	US$’000	US$’000
	(Unaudited)	(Audited)
Due to shareholders
Mr. Liu Yu	487	402
Mr. Wang Xin	210	209

	697	611

Bank loans guaranteed by Mr. Liu Yu	9,585	9,390

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

13.         COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of September 30, 2010 and December 31, 2009, the Company had non-cancelable operating leases for its office premises, under which the expected rental payment due within the next year was US$13 and US$53, respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes.  For the nine months ended September 30, 2010 and 2009, there were sales amounting to US$18,039 and US$56,800, respectively, for which VAT invoices have not yet been issued.

The sales revenue of the nine months ended September 30, 2010 and 2009 was US$19,971 and US$62,181, respectively, representing US$3,395 and US$10,571 output VAT, respectively. Meanwhile, the input VAT for which the invoice had been received was US$13,168 and US$11,321for the nine months ended September 30, 2010 and 2009, respectively. Therefore, the net VAT payable is US$8,650 and US$50,860 for the nine months ended September 30, 2010 and 2009 respectively.

According to PRC tax law, only an input VAT supported with a sufficient invoice can be deducted from the current period’s output VAT.  If a purchase is made without obtaining an invoice, then the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$25,018 and US$21,423 as of September 30, 2010 and December 31, 2009, respectively.

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

Litigation

There are two legal disputes with two suppliers of BOXT. Songding provides battery chargers and Baoxin provides packing materials to BOXT. The legal disputes with the abovementioned suppliers arose because the Company did not accept accessories and materials supplied by Songding and Baoxin due to quality issues. The management of BOXT ceased payment to Songding and Baoxin accordingly.

The dispute between Baoxin and BOXT commenced in arbitration initiated by Baoxin on October 2006, which was arbitrated by the Beijing Arbitration Commission on October 24, 2006. BOXT is obligated to pay Baoxin US$246. Currently, BOXT and Baoxin are in the process of final negotiations based on the arbitration result. As such, Baoxin applied to the court for property preservation and one of BOXT’s bank accounts has been blocked accordingly. BOXT has recorded the arbitration result as an account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of September 30, 2010 is US$36.

The resolution of the dispute between Songding and BOXT is still pending final arbitration. Songding has argued for BOXT to pay the amount of US$281 to Songding. Songding prepared the arbitration application on December 28, 2009 and applied to the court for property preservation to block a bank account of BOXT. The application was formally accepted by the Beijing arbitration commission on January 12, 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts has been blocked accordingly. The balance of accounts payable to Songding as of September 30, 2010 is US$54.

Warranty

During the nine months ended September 30, 2010, we made no allowance for the warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by Original Equipment Manufacturers (“OEM”) factories rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Overdue Bank Loan

The Company currently has an overdue bank loan of US$7,017 from Beijing Rural Commercial Bank and US$2,568 from Huaxia Bank that were loaned on September 30, 2010. The Company is negotiating an extension of the terms of the loans with the banks.

14.        UNAPPROPRIATED RETAINED EARNINGS

The Company’s subsidiary, BOXT, is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the nine months ended September 30, 2010, BOXT made appropriations to this statutory reserve of US$0 due to little net income incurred for the period. The accumulated balance of the dedicated reserve at BOXT as of September 30, 2010 and December 31, 2009 were US$1,042 and US$1,042, respectively.

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the nine month period ended September 30, 2010 is presented below:

Number of share options
(Unaudited)
As of January 1, 2010	614,000
Granted	-
Exercised	-
Cancelled/lapsed	-
As of September 30, 2010	614,000

16.        LIABILITIES FOR POSSIBLE SETTLEMENT OF ACCOUNTS PAYABLE

Liabilities for possible settlement of accounts payable of US$4,182 arose from the provision of a penalty for unpaid accounts payable to suppliers on September 30, 2010. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule will be imposed an additional 0.3% per day delayed payment penalty based on the principle amount of contract liability. However, some of such purchase contracts were signed before 2006, and according to relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years since the date on which the liability was due, the periods of prescription will expire after two years from the date on which the liability was due. We note that in the meantime, no legal letters related to this liability (0.3% penalty arising from the outstanding payment) were issued from our suppliers in the past 4 years. However, from the point of prudence principle, we accrued this liability based on the terms of the contract. As of September 30, 2010, the Company has accrued a possible penalty for the purchase contracts signed after September, 2008 based on such penalty term in the amount of US$4,268,000. Such possible liability was accrued during the nine months ended September 30, 2010.

17.        PENSION COSTS

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the base salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$1 and US$0 for the three months ended September 30, 2010 and 2009 respectively. The pension expenses were US$14 and US$3 for the nine months ended September 30, 2010 and 2009 respectively.

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

Hong Kong

UFI and OXTHK are incorporated in Hong Kong. UFI and OXTHK did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2010 and 2009 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

The Company’s effective income tax rate was 25%% and 13.14% for the nine-month periods ended September 30, 2010 and 2009, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on the non-taxable income and non-deductible expenses.

The Company had deferred tax assets of approximately $4,431 and $4,095 as of September 30, 2010 and December 31, 2009, respectively, which arose from the allowance for doubtful accounts and the provision for liability for possible settlement to accounts payable. The Company had no other temporary differences as of September 30, 2010 and December 31, 2009.

As of September 30, 2010 and the year ended December 31, 2009, the Company and its subsidiaries did not have unrecognized tax benefits and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 9 months.

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

19.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net (loss)/income	(332)	6,114

Shares (denominator):
Weighted average common shares outstanding	29,756,000	29,756,000
Plus: weighted average incremental shares from assumed exercise of warrants	-	-
Weighted average common shares outstanding used in computing diluted net income per common share	30,256,000	29,756,000
Earnings per ordinary share-basic and diluted	$0.01	$0.2

As of September 30, 2010 and 2009, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during nine months ended September 30, 2010 and 2009.

20.           CONCENTRATIONS AND CREDIT RISKS

As of September 30, 2010, the Company had a credit risk exposure of uninsured cash in banks of approximately US $4.  To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During the nine months ended September 30, 2010, the Company was engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

The Company buys certain major materials from one major supplier (over 67% of materials purchased). In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to two subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the nine months ended September 30, 2010 and 2009, the Company’s operating revenue was mainly derived from two distributors. For nine months ended September 30, 2010 and 2009, 93.31% and 90.44%, respectively, of total revenue was derived from our largest distributor Xingwang. There were no trade deposits received from Xingwang as of September 30, 2010 and 2009. Accounts receivable from Xingwang were US$91,927 and US$75,616 as of September 30, 2010 and December 31, 2009, respectively. As mentioned in Note 5, “Accounts Receivable”, in the year 2008, a guarantee company provided a guarantee of up to US$43,829 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due.  The agreement has been renewed and re-signed as of January 20, 2010, and the guaranteed period was extended to the year ended December 31, 2010.

(c)	Suppliers accounting for over 10% of the Company’s purchases are as follows:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	%	%	%	%
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	80%	47%	67%	50%
Supplier B	20%	44%	26%	40%
Total	100	91	93	90

Advances to the above suppliers were US$8,416 and US$3,815 as of September 30, 2010 and December 31, 2009, respectively. Accounts payable owed to the above suppliers were US$2,210 and US$0 as of September 30, 2010 and December 31, 2009, respectively.

(c)
The Company’s revenue for the nine months ended September 30, 2010 and 2009, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	30-Sept-10	31-Dec-09
	US$’000	US$’000
	(unaudited)	(audited)
PRC	159	176
Hong Kong	1	2
Total long-lived assets	160	178

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

21.        SUBSEQUENT EVENTS

Management has considered all events occurring through November 12, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

The Company’s cell phone products are mainly produced through OEMs and the products are delivered from OEMs to distributors directly. The Company keeps no inventory or very limited quantity.

Business Review

The Company sold 67,500 cell phone units during the third quarter of 2010. For the three months ended September 30, 2010, the Company generated revenue of US$5,907,000, representing a decrease of 69.11% as compared to US$19,125,000 for the same period in 2009.  During August 2010, total handset sales were 17.4 million units sold in China mainland market, an month-over-month increase of 4.7% and a year-over-year increase of 15.6%.  Sales of 3G units rose to 4 million units, an increase 17.8% compared to the previous month.  Moreover, sales of (CDMA) EVDO models increased by 21.6% and grew to 900,000 units.  Due to seasonal variations, the 2G market had slower growth compared to the previous month.  The sales in the GSM market grew to 10.9 million, a month-over-month increase of 3.7%, while the CDMA1X market sales declined by 2.5 million, a 8.1% month-over-month decrease.

The Company believes the decrease in sales for the third quarter was due to the fact that our major customers didn’t get several large orders from their customers. The Company continued to supply feature-rich, economically-priced, mid-level and low-end products—a different strategy from that of foreign brands, which tend to have higher costs and higher output prices.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the nine months ended September 30, 2010 and 2009, respectively and the three months ended September 30, 2010 and 2009 respectively (in thousand USD):

	Nine months ended		Nine months ended
	30-Sep-10		30-Sep-09		Comparison
	US$’000	% of Revenue	US$’000	% of Revenue	US$’000%
Net sales	19,971	100.00%	62,181	100.00%	(42,210)	(67.88)%
Cost of sales	18,466	92.46%	53,928	86.73%	(35,462)	(65.76)%
Sales expenses	83	0.42%	213	0.34%	(130)	(61.03)%
General & administrative expenses	212	1.06%	533	0.86%	(321)	(60.23)%
Research and development expenses	13	0.07%	32	0.05%	(19)	(59.38)%
Depreciation and amortization	21	0.11%	54	0.09%	(33)	(61.11)%
Allowance for doubtful accounts	251	1.26%	0	0.00%	251	N/A
Interest expenses	1,005	5.03%	758	1.22%	247	32.59%
Other (expenses)/income, net	1,252	6.27%	(17)	(0.03)%	1,269	7464.71%
Income before income tax expense	(830)	(4.16)%	6680	10.74%	(7,510)	112.43%
Current tax expense		0.00%	868	1.40%	(868)	(100.00)%
Deferred taxes benefit	245	1.23%	0	0.00%	245	N/A
Foreign currency translation adjustment	917	4.59%	302	0.49%	615	203.64%
Net (loss)/income	332	1.66%	6,114	9.83%	(5,782)	94.57%

	Three months ended		Three months ended
	30-Sep-10		30-Sep-09		Comparison
	US$’000	% of Revenue	US$’000	% of Revenue	US$’000%
Net sales	5,907	100.00%	19,125	100.00%	(13,218)	(69.11)%
Cost of sales	5,474	92.67%	17,053	89.17%	(11,579)	(67.90)%
Sales expenses	21	0.36%	40	0.21%	(19)	(47.50)%
General & administrative expenses	70	1.19%	164	0.86%	(94)	(57.32)%
Research and development expenses	4	0.07%	4	0.02%	0	0.00%
Depreciation and amortization	6	0.10%	12	0.06%	(6)	(50.00)%
Allowance for doubtful accounts	0	0.00%	0	0.00%	0	N/A
Interest expenses	215	3.64%	270	1.41%	(55)	(20.37)%
Other (expenses)/income, net	0	0.00%	0	0.00%	0	0.00%
Income before income tax expense	117	1.98%	1582	8.27%	(1,465)	92.60%
Current tax expense	0	0.00%	212	1.11%	(212)	(100.00)%
Deferred taxes benefit	0	0.00%	0	0.00%	0	0
Foreign currency translation adjustment	726	12.29%	59	0.31%	667	1130.51%
Net (loss)/income	843	14.27%	1,429	7.47%	(586)	41.01%

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales

Our revenue was US$19,971,000 for the nine months ended September 30, 2010, representing a decrease of 67.88% compared to US$62,181,000 for the same period in 2009.

As stated in the Business Review section above, despite the global economic turmoil, we believe China's economy has begun to improve gradually. However, it seems that the economy has mainly focused on large-scale projects instead of the consumer goods markets, as the sector has experienced a much slower recovery.  Under this situation, the Company continuously focuses its production and sales strategies on low-priced cell phones. However, less 3G products and the decline of market demand for low end products led to poor sales performance of the third quarter of 2010.

Products Segment

For the nine months ended September 30, 2010, the Company’s sales were primarily attributable to the following products:

	Nine months ended September 30, 2010
Cellular phones model	Amount (US$’000)	% of total revenue
DX796	5,392	26.99%
DX9188	4,038	20.21%
6228	2,703	13.53%
Total	12,133	60.73

Customer Segments

For the nine months ended September 30, 2010, our sales in the aggregate amount of US$91,727,000 were derived mainly from Xingwang.  Xingwang has been our most important distributor for a long period of time. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Nine months ended September 30, 2010
	Amount (US$’000)	% of total sales
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	91,727	92.70%
Tianjin Tongguang	7,220	7.30%
Total	98,947	100%

Gross Margin

For the nine months ended September 30, 2010, gross profit rate was 1.66%, representing a decrease of 8.17% in gross profit when compared to the same period of 2009 which was 9.83%.  During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely.

For the nine months ended September 30, 2010, DX796 products have contributed approximately 27% of our revenue in the quarterly financial results. Marketed at a very reasonable price, these DX796 products were sold in such a large quantity that they boosted the Company’s overall gross margin for this quarter.

Under the guidance of its previously planned products strategy, the Company will focus on broadening sales channels for high-profit customized products and enhancing the existing customer base and sales channel in the traditional market. To maintain a sustainable growth in gross margin, the Company is planning to extend its product development in line with telecom operators’ requirements.

Selling expenses

Selling expenses mainly represent payments made to sales personnel and transportation costs.

For the nine months ended September 30, 2010, selling expenses were US$83,000, or 0.42% of revenues, representing a US$130,000 decrease compared with US$213,000 for the corresponding period in 2009.

The decrease in selling expenses was due to sales performance for the three quarters of 2010 which did not meet the management’s expectations.

Research and Development (R&D) expenses

For the nine months ended September 30, 2010, R&D expenses were US$13,000, or 0.07% of revenue, representing a decrease compared with US$32,000 for the corresponding period in 2009. The decrease is due-to less R&D activities conducted in the three quarters of 2010 compared with the same period of 2009.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the nine months ended September 30, 2010, total general and administrative expenses were US$212,000, or 1.06% of total revenues, representing a decrease of US$321,000, or 60.23% as compared to US$533,000, or 0.86%, of the total revenues for the corresponding period in 2009.

The sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction.

Interest expenses

For the nine months ended September 30, 2010, interest expenses increased by US$247,000 compared with same period in 2009. The increase is mainly due to the Company not paying the outstanding interest expenses in a timely manner.

Other (expenses) income, net

For the nine months ended September 30, 2010, other expenses accounted for US$(1,252,000). It was mainly comprised of reversals of accrued allowance for contingent liabilities that might be raised pursuant to the penalty terms of the purchasing contract.

Provision for income taxes

For the nine months ended September 30, 2010, provision for income taxes decreased by US$868,000 compared with same period in 2009. The decrease is mainly attributable to a decline in taxable income.

Net income

For the nine months ended September 30, 2010, our net income was US$332,000 or a net profit margin of 1.66%, representing a decrease of US$5,782,000, or 1,741.57%, as compared to US$6,114,000, or a net profit margin of 9.83% in the same period of 2009. The significant decrease was mainly due to our business shrinking in the current economic downturn.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales

For the three months ended September 30, 2010, the total revenues of the Company were US$5,907,000, representing a decrease of 69.11% as compared to US$19,125,000 in the same period of 2009.

As stated in the Business Review section above, despite the global economic turmoil, we believe China's economy has begun to improve gradually. However, it seems that the economic recovery has mainly focused on large-scale projects instead of the consumer goods markets, as this sector has experienced a much slower recovery.  Under this situation, the Company continuously focuses its production and sales strategies on low-priced cell phones. However, less 3G products and the decline of market demand for low end products led to poor sales performance in the third quarter of 2010.

Products Segment

For the three months ended September 30, 2010, the Company’s sales were primarily attributable to the following products:

	Three months ended September 30, 2010
Cellular phones model	Amount (US$’000)	% of total revenue
HC9999	1,246	21.1%
DM2068	1,943	32.9%
6228	2,718	46.0%
Total	5,907	100%

Customer Segments

For the three months ended September 30, 2010, our sales in the aggregate amount of US$5,876,000 were derived mainly from Xingwang.  Xingwang has been our most important distributor for a long period of time. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Three months ended September 30, 2010
	Amount (US$’000)	% of total sales
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	5,876	100%
Total	5,876	100%

Gross Margin

For the three months ended September 30, 2010, gross profit rate was 7.33%, representing a decrease of 3.5% in gross profit when compared to the same period of 2009 which was 10.83%.  During this period, to cope with the global financial crisis and the increasing competition in the Chinese cell phone market, many manufacturers were involved in price wars, clearance sales and capital recalls, regardless of the losses they might suffer from in the short term. As a result, normal selling prices of products were unstable and products’ gross profits dropped severely.

For the three months ended September 30, 2010, DX796 products have contributed approximately 46% of our revenue in the quarterly financial results. Marketed at a very reasonable price, these DX796 products were sold in such a large quantity that they boosted the Company’s overall gross margin for this quarter.

Under the guidance of its previously planned products strategy, the Company will focus on broadening sales channels for high-profit customized products and enhancing the existing customer base and sales channel in the traditional market. To maintain a sustainable growth in gross margin, the Company is planning to extend its product development in line with telecom operators’ requirements.

Selling expenses

Selling expenses mainly represent payments made to sales personnel and transportation costs.

For the three months ended September 30, 2010, selling expenses were US$21,000, or 0.36% of revenues, representing a US$19,000 decrease compared with US$40,000 for the corresponding period in 2009.

The decrease in selling expenses was due to sales performance in the third quarter of 2010 which did not meet the management’s expectations.

Research and Development (R&D) expenses

For the three months ended September 30, 2010, R&D expenses were US$4,000, or 0.07% of revenue, representing an equal level for the corresponding period in 2009. There were no new R&D activities during the past three months.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended September 30, 2010, total general and administrative expenses were US$70,000, or 1.19% of total revenues, representing a decrease of US$94,000, or 57.32% as compared to US$164,000, or 0.44%, of the total revenues for the corresponding period in 2009.

The sharp decrease in general and administrative expenses was primarily attributable to structural adjustment, internal management control and costs reduction.

Interest expenses

For the three months ended September 30, 2010, interest expenses decreased by US$55,000 compared with same period in 2009. The decrease is mainly due to the Company not Company not paying the outstanding interest expenses in a timely manner.

Other (expenses) income, net

For the three months ended September 30, 2010, other expenses accounted for US$0.

Provision for income taxes

For the three months ended September 30, 2010, provision for income taxes decreased by US$212,000 compared with same period in 2009. The decrease is mainly attributable to a decline in taxable income.

Net income

For the three months ended September 30, 2010, our net income was US$332,000 or a net profit margin of 1.66%, representing a decrease of US$5,782,000, or 1,741.57%, as compared to US$6,114,000, or a net profit margin of 9.83% in the same period of 2009. The significant decrease was mainly due to our business shrinking in the current economic downturn.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s business relies on few distributors. In the current economic environment, turnover days of accounts receivable due from these distributors are longer. The Company has not provided any bad debt provision to the significant accounts receivable balance considering the historically good cooperative relationship with these distributors and believes no provision is needed as of September 30, 2010.

The Company is discussing with those distributors to try to collect a portion of accounts receivable in fourth quarter of 2010.

The Company has limited cash and cash equivalents on hand and may obtain loans from banks to finance business operation from time to time. The Company currently has an overdue loan from Beijing Rural Commercial Bank at September 30, 2010. The Company is negotiating an extension of the term with the bank.

The Company did not paid salaries and welfare to employees for certain months in 2010 due to a difficulty in cash flow.

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of September 30, 2010, we had current assets of US$108,716,000. Current assets are mainly comprised of accounts receivable of US$98,947,000, advances to suppliers of US$8,416,000, cash and cash equivalents of US$4,000, pledged deposits of US$1,317,000, restricted cash of US$4,000 and other current assets of US$28,000.

As of September 30, 2010, our current liabilities were US$70,699,000 and included short-term bank loans of US$9,585,000, short-term loan payable of US$314,000, accounts payable of US$18,294,000, accrued expenses and other accrued liabilities of US$4,630,000, trade deposits received of US$1,902,000, amounts due to shareholders of US$697,000, income taxes payable of US$5,991,000, other taxes payable of US$25,018,000 and liabilities for possible settlement to accounts payable of US$4,268,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of September 30, 2010, our accounts receivable had increased by US$17,817,000 to US$98,947,000, as compared to US$81,130,000 on December 31, 2009. The increase in accounts receivables was mainly due to a longer turn over period in the current economic recession environment. We will pay close attention to the liquidity progress of our distributors. As previously disclosed, in order to reduce the risks of default, we have limited terms of credit to our major distributor in the Master Distributor Agreement and have a third-party guarantee company to guarantee the accounts receivable due from this major distributor.

As of September 30, 2010, our advances to suppliers were US$8,416,000, which represented an increase of US$2,541,000 as compared with US$5,875,000 as of December 31, 2009. The increase was primarily because purchases in the current quarter increased from the same period last year.

As of September 30, 2010, our other current assets were US$28,000, which represented a decrease of US$1,000, as compared to US$29,000 as of December 31, 2009. There are no any significant changes between these two periods.

As of September 30, 2010, our accounts payable were US$18,294,000, which represents an increase of US$10,642,000, or 139.07%, as compared to US$7,652,000 as of December 31, 2009. This significant increase was mainly because we delayed payment to certain suppliers to meet our working capital demand.

As of September 30, 2010, accrued expenses and liabilities were US$4,630,000, representing an increase of US$1,217,000 or 35.66%, compared to US$3,413,000 as of December 31, 2009. The increase was mainly due to accrued salary and accrued VAT during the past period.

During this quarter, we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of September 30, 2010, income tax payable was US$5,991,000, representing an increase of US$121,000 or 2.06%, compared to US$5,870,000 as of December 31, 2009.  The increase was mainly due to the foreign exchange rate change.

As of September 30, 2010, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). The Company operations are mainly denominated in RMB.

It seems that the global financial crisis has made it difficult for companies to raise capital through equity financing. In order to ensure its liquidity, the Company will attempt to recover accounts receivable due from customers and to raise funds, as necessary, through loans from Chinese domestic banks.

CASH FLOWS

	Nine Months Ended September, 30
	2010			2009
	Amount in thousand US dollars
Net cash used in operating activities	$	’000	-369	$	’000	-526
Net cash used in investing activities			0			0
Net cash provided by financing actives			0			230
Effect of foreign currency exchange rate changes on cash and cash equivalents			-1			226
Net (decrease) / increase in cash and cash equivalents	$	’000	-369	$	’000	-296

Net cash used in operating activates:

The cash used in operating activities decreased from US$526,000 to US$369,000, which was due-to a loss in the amount of US$585,000 which occurred in the nine months ended September 30,2010 and a decrease of accrued expenses in the form of interest on outstanding bank loans.

Net cash used in financing activates:

The cash provided from the financing activities in the nine months ended September 30, 2010 is $0 compared with US$230,000 in the corresponding period in 2009.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of September 30, 2010, were US$9,585,000. The interest rate for the three months ended September 30, 2010 was charged at 6.372% to 10.080% per annum.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

(a)           None.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended September 30, 2010.

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

ORSUS XELENT TECHNOLOGIES, INC.

DATED: November 15, 2010	By:	/s/ Guoji Liu
Guoji Liu
Chief Executive Officer

/s/ Hua Chen
Hua Chen
Chief Financial Officer

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