Form 10-K
period 2010-12-31
Orsus Xelent Technologies Inc
filed 2011-04-15
CIK 1297024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, par value $0.001 per share, trading on NYSE Amex Equities

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
Yes ☐ No ☒

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,143,520 based on the closing price as reported on the NYSE Amex Equities exchange. There were a total of 30,256,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of April 5, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Business.

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” in this Annual Report are to the combined business of Orsus Xelent Technologies, Inc. and its wholly-owned subsidiaries, including its operating subsidiaries, United First International Limited, Beijing Orsus Xelent Tech& Trading Company (“Xelent”), Orsus Xelent Holdings (BVI) Limited and Orsus Xelent Trading (HK) Company Limited.

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

Description of Business

Since May of 2003 we have, through the operations of Xelent, been engaged in the business of designing, and distributing economically priced cellular phones for retail and wholesale distribution. We outsource manufacturing to third party factories.  In February 2004, Xelent registered "ORSUS" with the State Administration for Industry and Commerce in the People’s Republic of China (“PRC”) as its product trademark.  The Company is also known as “Orsus Cellular” within the industry.

The Company has established an industrial design department for the purpose of developing proprietary mobile phones that will be attractive to our PRC customers.  Most of the mobile phones we design are for the Company’s exclusive sale and distribution; the remainder are developed in conjunction with outside design firms.  The long-term partners and manufacturers we employ to produce our cell phones and accessories are the same experienced  Original Equipment Manufacturer (“OEM”) plants used by global brands like Motorola, Nokia and Ericsson. Our current operations include the outsourcing of manufacturing and customization, oversight of production and quality control at our OEM factories, and coordination of the distribution of our products to retailers and customers. In an effort to reduce our reliance on third-party manufacturers, we plan, eventually, to acquire a factory that will give us the capacity to produce our own phones and accessories.

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

Market Overview and Strategic Partners

Data from 2010 captured in the charts below show that development of the cellular phones industry in the PRC has been maintaining a modest growth level for the whole of 2010.  This is probably the result of the global economic recovery as well as restructuring among the PRC telecom carriers during this period.

The below data is market size of fiscal year 2010. (Number of end-users; data in thousands)

Market Volume		Jan	Feb	March	April	May	June	July	August	Sep	Oct	Nov	Dec	TTL
TTL	2009	14,323	12,936	13,352	12,260	14,209	12,329	13,027	14,384	13,958	16,378	13,279	14,570	165,006
	2010	16,617	16,419	14,922	13,994	16,200	14,360	14,646	15,957	15,728	18,054	15,473	16,609	188,980
GSM	2009	12,962	11,361	11,342	10,562	12,829	10,906	11,547	12,697	12,038	14,551	11,430	12,120	144,344
	2010	14,140	14,045	12,416	11,562	13,784	11,866	12,425	13,588	13,373	15,519	12,622	13,691	159,030
CDMA	2009	1,362	1,576	2,010	1,698	1,379	1,423	1,481	1,688	1,920	1,826	1,850	2,449	20,662
	2010	2,478	2,374	2,506	2,432	2,416	2,494	2,220	2,370	2,356	2,535	2,851	2,918	29,950

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

The Company established itself in the PRC mobile phone market with the introduction of the first wristphone that combined wrist watch and mobile phone. Then, in response to a rapid increase in demand for color screen mobile products in the PRC, we produced single color dual screen mobiles (models F16 and F18), and a dual screen multi-color screen mobile (model FG25).  In response to customer preferences, we also equipped models F16 and F18 with cameras, laying the foundation for our R&D on camera and video functions and the introduction of many models of 300,000 pixel camera mobile products, including models FG830, FG850, OS83, OS85, OS70, OS86 and M851. We also met consumer demand with our launch of the 1M camera mobiles, models OSM62 and OSM72, which reflected a simple design style with multiple functions. We followed these early successes with many more models of multimedia mobiles, such as K600, X188 and D8120.  In 2007 we launched our X180 mobile information terminals to meet the market’s demand for information office products, providing swift and convenient mobile terminal products for industrial application and specific customers, such as China Unicom.  In addition to the products listed above, we have also developed many models of GSM/GPRS mobiles, including models N3200 and H8801.  In 2010, DX796 and DX9188 ranked as our best selling models, by sales, contributing 22.2% and 16.6% respectively, to our total sales revenue of US$24,407 for the year.

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

In general, PRC cell phone manufacturers mainly conduct their research and development based on existing chip functions, a fact which is reflected in the forms of applications chosen and interface-level development. Both application-level and interface-level development are categorized as development of adaptability systems - only protocol stack and source procedure development is recognized as software development. Therefore, there is no exclusive right or limited use of any such systems for these manufacturers, including the Company.

Competition

The Company faces substantial competition from other wireless phone manufacturers such as Nokia, Samsung, and Motorola, who, together, controlled more than half of the PRC cellular market in 2010.

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

Within the domestic market, Huawei and ZTE experienced rapid growth for their low price cellular phones through the support of telecom operator China Mobile such as incentives and allowances on the TD model. As a result, Tianyu, Huawei and ZTE controlled 4.2%，5.3%，and 5.1%, respectively, of the cellular market in the PRC in 2010.

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

Our success depends substantially upon retaining our major clients. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future.  For the twelve months ended December 31, 2010, we had one major customer:  Beijing Xingwang Shidai Tech & Trading Co., Ltd., which was responsible for over 94.49% of our revenues. We have developed and enhanced our relationship and positioned ourselves for long-term cooperation with them by taking the following steps:

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

We will need to increase investment in our technological infrastructure, facilities, and other areas of operations, especially in the area of product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services and, in turn, our customer support, could deteriorate and cause our business may suffer. Our future success will depend on, among other things, our ability to:

•	continue to develop technologies that attract PRC consumers;

•	continue to train, motivate, and retain our existing employees and attract and integrate new employees, including our senior managers;

•	develop and improve our operational, financial, accounting and other internal systems and controls, and

•	maintain adequate controls and procedures to ensure that our periodic public disclosures under applicable laws, including U.S. securities laws, are complete and accurate.

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2010, we recognized an allowance for doubtful accounts in the amount of $33,836,000.

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

If we are unable to obtain additional funding, we may have going concern issue.

We experienced a net loss of $47,395,000 for the year ended December 31, 2010, of which US$33,836,000 was an allowance for doubtful accounts.  The Company is exploring, among other things, a strategic merger possibility and an offering and sale of equity, which, if successful, would improve our cash flow situation.  However, in order to realize the prudence principle, we also have the responsibility to disclose the possibility that a complete loss of investment in our common stock exists.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

Our auditors have included a “going-concern” emphasis paragraph in their audit report relating to our financial statements as of December 31, 2010, indicating that as a result of significant recurring losses, substantial doubt exists about our ability to continue as a going concern.

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

The PRC legal system is a civil law system based on written statutes where, unlike in common law systems, legal cases have little value as precedents for future disputes. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death of the principal parties to contracts, bankruptcy or criminal proceedings. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 30 years  has significantly enhanced the protections afforded to enterprises in the PRC that are funded by foreign investors.  However, these laws, regulations and legal requirements are relatively recent are still evolving rapidly, meaning that their interpretation and enforcement involves a significant amount of uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as required business licenses.

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

Of the total outstanding common stock, 20.22% is held by our executive officers and directors. As a result, these shareholders could control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease office space in Beijing. Our Beijing office serves as our corporate headquarters and is responsible for sourcing and coordination with cellular component suppliers, coordination with our research and development partners and following up the hardware and software testing aspects before mass production. The following is relevant information on our Beijing office:

Address	Office / Production	Process / Lease		Monthly Rental (RMB)	Monthly Rental (USD)	Lease period
29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Dist., Beijing (1)	Office	Lease		30,0000.00	4,417
No. 1, Fuyou Street, Airport Huoyun Road, Shunyi Dist., Beijing (2)	Office	—	(2)	—	—	—

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

Legal disputes with two suppliers arose from the defective accessories and materials supplied by Shenzhen Songding Industry Ltd., (“Songding”) and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”). The management of Beijing Orsus Xelent Technologies & Trading Co., Ltd. (“BOXT”) decided to withhold payment to Songding and Baoxin as a result of the defective accessories and materials.

The dispute between Baoxin and BOXT has been arbitrated by Beijing Arbitration Commission. The ending balance of account payable to Baoxin as of December 31, 2010 was approximately US$38,000. Currently BOXT and Baoxin are in final negotiations.  Baoxin applied to the court for property preservation and, accordingly, one of BOXT’s bank account was blocked until the resolution of this dispute.

Final arbitration for the dispute between Songding and BOXT is pending. The liability in question was recorded as approximately US$56,000 at the end of December 31, 2010. Songding applied to the court for property preservation and, accordingly, one of BOXT’s bank accounts was blocked until the resolution of the dispute.

Item 4. (Removed and Reserved).

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Company common stock has been listed on NYSE Amex Equities exchange (“NYSE Amex”)  under the ticker symbol “ORS” since May 10, 2007.  The following table sets forth the quarterly average high and low sales prices per share for our common stock during the fiscal years ended December 31, 2010 and December 31, 2009:

	Common Stock
Fiscal Year Ended	High	Low
	(US$)
December 31, 2009
First Quarter	0.58	0.11
Second Quarter	1.20	0.33
Third Quarter	0.98	0.51
Fourth Quarter	1.24	0.52

December 31, 2010
First Quarter	0.69	0.39
Second Quarter	0.55	0.22
Third Quarter	0.33	0.13
Fourth Quarter	0.23	0.14

First Quarter of 2011	0.20	0.12

The source of this data is Yahoo! Finance.  The data does not reflect inter-dealer prices and the quotations are without retail mark-ups, mark-downs or commissions, may not represent actual transactions, and have not been adjusted for stock dividends or splits.

Holders.

As of December 31, 2010, we had 19 stockholders of our common stock of record, and our common stock had a closing price of US$0.17 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2010, options to purchase 614,000 shares of common stock at an exercise price of US$2.26 (the close price on the grant date, April 2, 2008) were issued under the Company’s 2007 Omnibus Long-Term Incentive Plan.  As of April 15, 2011, none of the grantees has exercised these stock options.  There are no other warrants or options outstanding.

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

As of April 15, 2011, there are no shares of preferred stock outstanding.

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

As of the fiscal year ended December 31, 2010,

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

(1)
As of December 31, 2010, options to purchase 614,000 shares of common stock at an exercise price of US$2.26, the close price on the grant date, April 2, 2008, were issued under the 2007 Omnibus Long-Term Incentive Plan.  As of April 15, 2011, none of the grantees has executed these stock options.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities.

On August 25, 2010, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 500,000 shares of its common stock as consideration to a consulting firm for management consulting and advisory services. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6. Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the year ended December 31, 2010. This selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations
Year Ended December 31
(in thousands, except share and per share amounts)

	2010	2009	2008	2007	2006
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Sales	24,407	77,392	107,827	89,923	68,108
Cost of sales	22,579	67,970	93,298	78,368	60,102
Other (expenses)/income-net	(9,337)	(2,911)	2,785	765	75
Net income (loss)	(47,395)	(6,368)	11,296	9,683	6,718
Weighted Average Common Shares Outstanding (Basic and diluted)	30,256,000	29,756,000	29,756,000	29,756,000	29,756,000
Net Earnings/(Loss) Per Common Share – Basic and Diluted	(1.55)	(0.21)	0.38	0.33	0.23

Consolidated Balance Sheets
Year Ended December 31
(in thousands, except share and per share amounts)

	2010	2009	2008	2007	2006
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Current Assets	71,569	91,481	93,765	66,916	45,567
Total Assets	71,725	95,754	94,006	67,234	45,887
Current Liabilities	76,269	53,478	45,605	33,332	23,604
Total Liabilities	76,269	53,478	45,605	33,337	23,604
Total Stockholders’ Equity	(4,544)	42,276	48,401	33,897	22,283

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

In April 2007, the Company’s common shares were approved for listing on the American Stock Exchange and began trading on NYSE Amex on May 10, 2007 under the ticker symbol “ORS”.  The Company's CUSIP Number is 68749U106.

Business Review

For the overall cell phone market in the PRC, user volume increased over 12.7% in 2010 from 2009, while the GSM market increased by 9.2%.  In the GSM market, since the Personal Handy-Phone System was withdrawn from the market for policy reasons per government strategic arrangements, low priced GSM products become the preferred choice of PHP users.  At the same time, China Mobile, a telecom operator, provides stronger support to other domestic cell phone producers such as ZTE and Huawei which lead to a rapid growth of low priced GSM cell phones.  Middle and high priced GSM products are still controlled by leading multinational cell phone producers.  The CDMA market realized a rapid development with 31% increase in users and WCDMA products taking a leading position.  Smart phone producers such as Apple have taken advantage of this increased market.

The Company did not reach the objectives established at the beginning of 2010 for its products strategy and operation results.  For low priced products, the cost was not low enough to obtain the incentives and support from telecom operators; while for middle and high priced products, the establishment and development of successful sales channels were not strong enough.  Looking forward to 2011, we will focus on the R&D of products which match the requirements from telecom operators to maintain an established sales channel.

In the area of marketing development, we will focus on markets in developing regions such as Africa while maintaining our traditional domestic market and creating more commercial opportunities by focusing on the R&D of products which meet the requirements and plans of telecom operators and match market trends.

For the year ended December 31, 2010, we also had a going-concern issue.  We experienced a net loss of $47,395,000 for the year ended December 31, 2010. Among this significant loss figure, we recognized US$33,836,000 in allowances for doubt accounts which accounts for 71.5% of the total loss recognized.

Under our current business model, it is common to maintain a certain level of accounts receivable to our largest customer. We have confidence that we will be able to collect this significant accounts receivable from our largest customer in installments, given our long term relationship with this customer.  However, we still recognized this US$33,836,000 as an allowance for doubt accounts based on the prudence principle for the year ended December 31, 2010.

In the meantime, we are exploring, among other things, a strategic merger possibility and an offering and sale of equity. If we are able to complete a strategic merger or sale of equity, we believe our cash flow situation will be improved significantly. As a further business strategy plan, we also plan to enter into new 3G markets in emerging countries in the coming quarters of 2011.

As explained above, the Company is experiencing cash flow issue, however, we are confident our efforts and solutions will be able to reduce this issue in the coming quarters of 2011.  In summary, the Company predicts it will obtain healthy development based on the strengthening of its financial position in the coming fiscal year.

The following table summarizes our operating results for the twelve months ended December 31, 2010 and December 31, 2009, respectively:

	Year ended December 31, 2010		Year ended December 31, 2009		Comparison
	US$’000	% of Revenue	US$’000	% of Revenue	US$’000%
Sales	24,407	100.00%	77,392	100.00%	(52,985)	(68.46%)
Cost of sales	22,579	92.51%	67,970	87.83%	(45,391)	(66.78%)
Selling expenses	104	0.43%	350	0.45%	(246)	(70.29%)
General & admin. expenses	420	1.84%	831	1.07%	(381)	(45.85%)
R&D expenses	0	0.00%	54	0.07%	(54)	(100.00%)
Depreciation	26	0.11%	64	0.08%	(38)	(59.38%)
Loss from write-off trade deposits	0	0.00%	11,937	15.42%	(11,937)	(100.00%)
Allowance for doubtful accounts	33,836	138.63%	1,914	2.47%	31,922	1,667.82%
Interest expenses	(1,280)	(5.24%)	(912)	(1.18%)	(368)	40.35%
Other (expenses)/income, net	(9,337)	(38.26%)	(2,911)	(3.76%)	(6,426)	220.75%
(Loss)/income before income tax expenses	(43,175)	(177.02%)	(9,551)	(12.34%)	(33,654)	352.36%
Current tax expenses	0	0.00%	(910)	(1.18%)	(910)	(100.00%)
Deferred income tax benefit	(4,290)	(17.58%)	4,093	5.29%	(8,383)	(204.81%)
Net income (loss)	(47,465)	(194.60%)	(6,368)	(8.23%)	(41,127)	645.84%

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

Research and development expenses

All cost of research and development activities are expensed as incurred. Research and development costs for the years ended December 31, 2010 and 2009 was US$0 and US$54,000, respectively.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009.

Advertising expenses

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. The Company had no advertising expenses for the years ended December 31, 2010 and 2009.

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

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009.

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

RESULTS OF OPERATIONS

Revenues

Revenues were US$24,407,000 for the twelve months ended December 31, 2010, representing a decrease of 68.46% as compared to US$77,392,000 in revenues for the corresponding period last year.  We have analyzed detailed reasons for the sales revenue decrease under the “Business Review” section of this Item 7.

Products Segment

In order to offset the impact of reduced demand for customized cell phones on our 2010 revenues, we took advantage of our long-standing ties to traditional mass market distribution channels and was able to increase sales of our GSM products.  We also increased our trading activities in order to broaden our sources of revenue.  The number of different models we offered in 2010 increased from the previous year; most of these models were new for 2010.

The Company’s product segments that have contributed more than 1% to the total revenues for the twelve months ended December 31, 2010 are listed below:

	Twelve months ended December 31, 2010
	US$’000	% of revenue
DX796	5,422	22.21%
LM7100B	1,344	5.51%
DX5388	890	3.65%
DX9188	4,060	16.63%
H808	1,538	6.30%
DXX9	927	3.80%
DM2068	1,942	7.96%
6228	2,718	11.14%
HC9999	1,248	5.11%
T6000	536	2.20%
PF111	662	2.71%
DX9588	3,120	12.78%
Total	24,407	100.00%

Customer Segments

Revenues by customer segment for the twelve months ended December 31, 2010 are as follows:

	Twelve months ended December 31, 2010
	US$’000	% of Revenue
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	23,063	94.49%
Tianjin Communications Broadcast Company	1,344	5.51%
Total	24,407	100.00%

For the twelve months ended December 31, 2010, our revenues were derived mainly from sales to Beijing Xingwang Shidai Tech & Trading Co., Ltd. (“XWSD”) and Tianjin Communications Broadcast Company (“TCB”) in the amounts of US$23,063,000 and US$1,344,000, respectively. XWSD has been our most important customer for a long period of time. It is one of the largest distributors and dealers in mainland China and has sales networks in major cities in the PRC.

Cost of sales and Operating expenses

For the twelve months ended December 31, 2010 our operating expenses were US$2,230,000, which included sales and marketing expenses, general and administrative expenses, R&D expenses, depreciation and allowance for doubtful account.  The following table shows operating expenses by category for the twelve months ended December 31, 2010 and the corresponding period for 2009:

	Twelve months ended December 31, 2010		Twelve months ended December 31, 2009		Comparison
	US$’000	% of Revenue	US$’000	% of Revenue	US$’000%
Cost of sales	22,579	92.51%	67,970	87.83%	(45,391)	(66.78%)
Operating expenses
Selling expenses	104	0.43%	350	0.45%	(246)	(70.29%)
General & Admin. expenses	450	1. 84%	831	1.07%	(381)	(45.85%)
R&D expenses	0	0.00%	54	0.07%	(54)	(100.00%)
Depreciation and amortization	26	0.11%	64	0.08%	(38)	(59.38%)
Loss from write-off trade deposits	0	0.00%	11,937	15.42%	(11,937)	(100.00%)
Allowance for doubtful accounts	33,836	138.63%	1,914	2.47%	31,922	1,667.82%
Total operating expenses	34,416	141.01%	15,150	19.58%	19,266	127.17%

Cost of sales

For the twelve months ended December 31, 2010, our cost of sales was US$22,579,000, or 92.51% of revenues. The ratio of cost of sales to revenues increased by 4.68%, as compared to 87.83% for the twelve months ended December 31, 2009.  The increase of the cost is due to the reduction of profit margins in the industry.

Selling expenses

The Company’s major selling expenses are the salaries of sales personnel and the costs of marketing and transportation.

For the twelve months ended December 31, 2010, the Company’s selling expenses were US$104,000, or 0.43% of revenues – a decrease of 70.29% compared to analogous expenses of US$350,000, or 0.45% of the revenues, for the corresponding period in 2009. This decrease was caused by a reduction in personnel while changing our business model which, in turn, led to a decrease in monies needed for office expenses, transportation costs, salaries and social insurances.

In addition, the cost of after-sale maintenance services was shifted to our materials suppliers, and the cost of all after-sale services (other than employee salaries), were borne by our cooperative partners. This resulted in a significant reduction of our sales and marketing expenses.

Research and development (R&D) expenses

Our R&D expenses were US$0, or 0.00% of total revenue, for the twelve months ended December 31, 2010, which represented a 100.00% decrease over the US$54,000 (0.07% of total revenue) spent on R&D during 2009.  The significant decrease was because the Company did not conduct any new R&D activities in 2010 and the payroll of the R&D employees were recorded into the G&A expense.

General and administrative expenses

The Company’s general and administrative expenses consisted primarily of compensation for personnel, depreciation, travel expenses, rental costs, materials expenses related to ordinary administration, and fees for professional services.

For the twelve months ended December 31, 2010, the Company’s general and administrative expenses were US$450,000 or 1.84% of the total revenue, representing a decrease of US$381,000 or 45.85%  when compared with US$831,000 or 1.07% of the total revenues for the corresponding period in 2009. The sharp decrease was primarily a result of structural adjustments, internal control and cost reduction.

Gross Margin and Gross Margin percentage

For the twelve months ended December 31, 2010, our gross margin was US$1,828,000, reflecting a decrease of US$7,594,000, or 80.60%, compared to a US$9,422,000 gross margin for the same period of 2009. In addition, our gross margin percentage for the year ended December 31, 2010 was 7.49%, representing a decrease of 4.68% as compared to 12.17% for the same period of 2009.

The Company believes that the change in its gross margin percentage can be attributed to the significant decrease of sales volume in past year. We have analyzed details reasons for this change in Item 7—Business Review.

Other (expenses) income, net

For the twelve months ended December 31, 2010, other expense was US$9,337,000, representing an decrease of US$6,426,000 compared with other expense of US$2,911,000 for the same period of 2009. The significant decrease is due to liability accrued for the 0.3% penalty under purchasing contracts (please refer to Note 16 of the financial statements).

Net Income (Loss)

For the twelve months ended December 31, 2010, our net loss was US$47,395,000 and our net loss margin percentage was 194.60% which represents a decrease of US$(41,027,000), or 654.84%, compared to the US$6,368,000 in net loss and corresponding net loss margin percentage of 8.23% during the same period of 2009.

The significant decrease for the net profit (loss) compared with the year ended December 31, 2009 arose from the significant other expenses connecting with 0.3% penalty under purchasing contracts (please refer to Note 16 of the financial statements). And at the same time, per prudence consideration, management of Company recognized US$33,836,000 in bad debt for which the aging has exceeded 360 days and are not guaranteed.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations with internally-generated cash flow and short-term financing from domestic banks.

As of December 31, 2010, we had current assets of US$71,569,000. Current assets are mainly comprised of accounts receivable of US$60,046,000, trade deposits paid of US$10,161,000; cash and cash equivalents of US$5,000; pledged deposits of US$1,334,000; other current assets of US$19,000 and restricted cash of US$4,000.

As of December 31, 2010, our current liabilities were US$76,269,000, which included accounts payable of US$10,923,000; trade deposits received of US$4,846,000, short-term loans of US$9,710,000, accrued expenses and other accrued liabilities of US$5,030,000; taxes payable of US$32,165,000; and amounts due to directors of US$676,000 and liability for possible settlement to accounts payable of US$12,601,000.

The liability for possible settlement to accounts payable of US$12,601,000 arose from the provision of penalty for unpaid accounts payable to suppliers as of December 31, 2010. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule, will be imposed on an additional 0.3% per day delayed payment penalty based on principle amount of contract liability. However, some of the purchase contracts were signed before 2006, according to relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years from the date on which the liability was due, the periods of prescription will be expired after two years from the date on which the liability was due. We note that at the present, no legal letters related to this part (0.3% penalty arising from outstanding payment) liability were issued from our suppliers in past 4 years. However, from the point of prudence principle, we accrued this liability based on the terms of the contract. At December 31,2010, the accrued possible penalty provided based on such penalty term is US$10,161,000 and this liability has been recorded in the “Other Expenses” of statement of operations for the year ended December 31, 2010.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of December 31, 2010, our accounts receivable had increased by US$11,737,000 to US$92,867,000, as compared with US$81,130,000 on December 31, 2009. The increase in accounts receivable was due mainly to the poor collection of outstanding receivables. As of December 31, 2010, per prudence consideration, the Company recognized US$33,836,000 of bad debt for which the aging has exceeded 360 days and the debt is not guaranteed.

We will continue to pay close attention to the liquidity of our distributors. As previously disclosed, in order to reduce the risk of default, we have limited the terms of credit offered to our major distributor in the Master Distributor Agreement and have asked a third-party surety company to guarantee the accounts receivable due from this distributor.  For additional information, please see the Company’s Current Report on its Form 8-K dated August 20, 2008.  As of December 31, 2010, we had certain accounts receivable that had been outstanding for more than 120 days because adverse macro economic development conditions had caused comparatively longer collection terms to our sales channels as a whole. We decided it was in our best interest not to strictly enforce the terms of collection in order to maintain our current cooperation relationships, but we will modify the delivery schedule for future goods to these customers.

As of December 31, 2010, our trade deposits paid were US$10,161,000, which represented an increase of US$4,286,000 as compared to US$5,875,000 in trade deposits paid as of December 31, 2009. The increase was due to more strict deposit policies from our suppliers in 2010.

As of December 31, 2010, our “other current assets” were US$19,000, a decrease of US$10,000 as compared to US$29,000 in “other current assets” we had as of December 31, 2009. The “other current assets” are mainly composed of receivables to individuals. The ending balance of the year 2010 is not material compared with the year of 2009.

As of December 31, 2010, we had pledged deposits of US$1,334,000 which was paid to Zhonghui, a guarantee company for the loan from Beijing Rural Commercial Bank. Changes in currency exchange rates caused the value of the pledged deposits to increase by US$11,000 over the course of the fiscal year.

As of December 31, 2010, our accounts payable were US$10,923,000, which represented an increase of US$3,271,000, or 42.75%, as compared to US$7,652,000 in accounts payable as of December 31, 2009.  The main reason for this increase was the management decided to improve the Company’s cash flow situation by delaying certain payment to vendors temporarily.

As of December 31, 2010, accrued expenses and liabilities were US$5,030,000, which represented an increase of US$1,617,000 or 47.38%, as compared to the US$3,413,000 in accrued expenses and liabilities that the Company had as of December 31, 2009.  The increase was due to the accumulated accrued interests in the year 2010.

During fiscal year 2010 we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these after-sale services.

As of December 31, 2010, our income taxes payable were US$6,068,000, which represented an increase of US$198,000 or 3.37%, as compared to our US$5,870,000 in taxes payable as of December 31, 2009.

As of December 31, 2010, our VAT taxes payable were US$26,097,000, which represented an increase of US$4,674,000 or 21.82%, as compared to our US$21,423,000, in taxes payable as of December 31, 2009.

As of December 31, 2010, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are, for the most part, denominated in RMB and U.S. Dollars (“USD”). Our Company operations are mainly denominated in RMB. During the accounting period, RMB currency is quoted officially against USD currency according to a floating exchange rate. However, appreciation of the RMB against the USD did not create currency exchange risk for the Company because we had few USD in stock.

CASH FLOWS

As of December 31, 2010, we had cash and cash equivalents of US$5,000. This represents an decrease of US$369,000, or 98.66%, compared with the US$374,000 in cash and cash equivalents we had as of December 31, 2009.

As of December 31, 2010, our short term loans aggregated to US$10,028,000, which includes US$2,601,000 from Huaxia Bank and US$7,109,000 from Beijing Rural Bank, and US$318,000 from a non-financial institution—Zhonghui Guarantee Co., Ltd.

Our gearing ratio, calculated as total debts over total assets, was 69.27%, as of December 31, 2010. It has increased slightly compared to 55.85% as of December 31, 2009.

We anticipate that our cash reserves will be sufficient to fund our cash requirements only until the second quarter of 2011. We are evaluating various alternatives that may include, among other things, a strategic merger possibility and an offering and sale of equity, which, if successful, would improve our cash flow situation.  However, there can be no assurance that we will be successful in our efforts.  If we are unsuccessful in our efforts, our ability to continue to operate will be significantly curtailed and possibly terminated.

LITIGATION ISSUES

As of December 31, 2010, we had the following litigation issues.

Litigation

There are two legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides packing materials to BOXT. The legal disputes with above mentioned suppliers arose because the Company did not accept accessories and materials supplied by Songding and Baoxin due to the quality issues. The management of BOXT determined to cease the payment to Songding and Baoxin accordingly. The dispute between Baoxin and BOXT started from the arbitration applied by Baoxin on October 2006 which has been arbitrated by Beijing Arbitration Commission on October 24, 2006. BOXT should pay Baoxin US$246,000. Currently BOXT and Baoxin are processing the final negotiation based on the arbitration result. As such, Baoxin applied for the property preservation to the court and one of BOXT’s bank account is blocked accordingly. BOXT has recorded the arbitration result as account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of December 31, 2010 is US$38,000.

The dispute between Songding and BOXT started from the arbitration applied by Songding on January 12, 2010 which is still pending for final arbitration. The disputed amount is US$281,000 by Songding. BOXT recorded account payable to the supplier with the amount of US$200,000 as of December 31, 2008. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts is blocked accordingly. The balance of account payable to Songding as of December 31, 2010 is US$56,000.

Warranty

During this year ended at December 31, 2010, we made no allowance for warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we had no off balance sheet arrangements.

CONTRACTUAL COMMITMENTS

We are obligated to make future payments under various contracts, which are mainly operating leases. The Company does not have any long-term debt or capital lease obligations. The operating lease amount is US$53,000 at the date of December 31, 2010.

	Payments due by period
Contractual Obligations	Total (US$’000)	Less than 1 year (US$’000)	1-3 years (US$’000)	3-5 years (US$’000)	More than 5 years (US$’000)
Operating Lease Obligations	53	53		-	-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in its normal course of business, is exposed to market risk through changes in interest rates with respect to bank loans. As of December 31, 2010, Company bank loans were US$9,710,000. The interest rate for the twelve months ended December 31, 2010 was between 6.372% and 10.08% per annum.

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

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the objectives of our disclosure controls and procedures; their design and implementation; and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm that the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were operating effectively and at a reasonable level of assurance.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act, Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits the Company to provide only management's report in this annual report on Form 10-K.

(b)  Changes in Internal Control Over Financial Reporting.

During our fiscal year 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers were as follows:

Name	Age	Positions Held
Guoji Liu	41	Chief Executive Officer and Director
Hua Chen	49	Chief Financial Officer
Yu Liu	44	Director
Naizhong Che	67	Director
Guowei Zhang	36	Director
Changhui Guo	49	Director

Guoji Liu earned his undergraduate degree at China Science and Technology Management University in 1993 and has over 16 years’ working experience in the cell phone industry specializing in the marketing and management. Since September 2007, Guoji Liu has served as a deputy General Manager of the Company and has helped the Company capture a considerable market share of mid-level and low-end products. Before joining the Company, Guoji Liu worked as a supervisor at Pantech Beijing office (Mar. 2005 - Aug. 2007), a general manager at the marketing department of Tianjin Sanyo Telecommunication Corp. (Nov. 2004 - Mar. 2005), the assistant of CEO for Beijing Huasong PYPO Group Co. Ltd. (Nov. 2003 - Nov. 2004), a sales director for Xiamen Chabridge Telecom Equipment Co. Ltd. (Oct. 2002 - Oct. 2003), an account manager for Beijing Nokia Telecommunication Ltd. (1997 - 2002), and a sales director for Beijing Aurora telecommunication Corp. Ltd. (1993 - 1997).

Prior to his appointment as Chief Financial Officer of the Company, Mr. Hua Chen, was the Acting CFO of Daye Transmedia Co. Ltd., one of the top media companies in the PRC, from May 2008 to April 2009.  In addition, from August 2005 to May of 2008 he was the Vice General Manager of Elight Capital Inc., a financial consulting company, and from April 1999 to May 2008 he was the Chief Analyst of Genes Capital Group, which performs assets management and investment analysis.

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

Guowei Zhang has served as a member of our Board of Directors since December 30, 2010.  He earned his B.S. from Guangdong Industrial University and masters degree in Communications at Huazhong University of Science and Technology. He has 10 years of experience in the communications industry.  He is currently the vice president of Guangzhou YueXiu Electronics Technologies Ltd. (Aug. 2004 – Present). Before that, he worked as a project manager for Guangzohu JinPeng Group Ltd. (May. 2000 – Jul. 2004) and as an engineer for Guangzhou GuangDan Group Ltd. (Jul. 1996 – 2000).

Changhui Guo has served as a member of our Board of Directors since December 30, 2010.  He earned his B.S. from Beijing University of Posts and Telecommunications in accounting and is a CPA.  He has been the CFO for HongXinHuaTong Ltd. since 2003. He previously worked as a vice manager of PTAC Communications Services Co., Ltd. (1999-2003). He also worked in the Foreign Trade Accounting Department of PTAC (1997-1998) and the accounting department of PTAC (1988-1996).

Director and Officer Changes

On December 30, 2010, Peng Wang resigned from his position as a member of the Board of Directors of the Company. Mr. Wang had served as a member of the Board of Directors of the Company since February 7, 2007.

On December 30, 2010, Zhxiang Zhang resigned from his position as a member of the Board of Directors of the Company. Mr. Zhang had served as a member of the Board of Directors of the Company since February 7, 2007.

Family Relationships

There are currently no family relationships between the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings.

None.

Board of Directors Meetings and Committees

The Board of Directors held four meetings during the fiscal year ended December 31, 2010.  Each of the directors attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of any committees on which he served during his tenure as a director or committee member.

On February 7, 2007, the Company’s Board of Directors approved and authorized the establishment of three new committees to assist the Board of Directors in the execution of its responsibilities: an Audit Committee, a Compensation Committee and a Nominations/Corporate Governance Committee. In accordance with NYSE Amex listing standards, all the committees are comprised solely of non-employee, independent Directors.  The charter of each committee is available in print by stockholder request.  The table below shows current membership for each of the Board’s standing committees:

Audit Committee	Nominating/Corporate Governance Committee	Compensation Committee
Guowei Zhang (Chair)	Naizhong Che (Chair)	Naizhong Che (Chair)
Changhui Guo	Guowei Zhang	Changhui Guo

Audit Committee

The Audit Committee is currently comprised of Guowei Zhang (Chair) and Changhui Guo, both of whom are “independent,” as defined in applicable SEC rules and the NYSE Amex Company Guide.  The Audit Committee met two times during the fiscal year ended December 31, 2010. The Board of Directors has determined that Guowei Zhang qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors made a qualitative assessment of Mr. Zhang’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020. The Report of the Audit Committee is included elsewhere in this Form 10-K.

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (“Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The Nominating Committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board of Directors a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including the ability of the individual to meet the NYSE Amex independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the NYSE Amex Company Guide (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Naizhong Che (Chair) and Guowei Zhang, both of whom are “independent” as defined by the NYSE Amex Company Guide. For the fiscal year ended December 31, 2010, the Nominating Committee met one time.  The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

During the fiscal year ended December 31, 2010, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board of Directors.

Compensation Committee

The Board of Directors established the Compensation Committee in February 2007. The Compensation Committee is currently comprised of the following Directors of the Company: Naizhong Che (Chair) and Changhui Guo, both of whom are “independent” as defined by the NYSE Amex Company Guide. For the fiscal year ended December 31, 2010, the Compensation Committee met zero time. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors’ policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board of Directors in February of 2007, a copy of which may be obtained by writing the Secretary of the Company at 29th Floor, Tower B, Chaowai MEN Office Building, 26 Chaowai Street, Chaoyang Disc., Beijing, People’s Republic of China 100020.

Audit Committee Report

The Audit Committee was established on February 7, 2007 and is composed of non-management Directors.  It is currently composed of two independent Directors, Guowei Zhang (Chair) and Changhui Guo, and operates under the written Audit Committee charter adopted by the Board of Directors on February 7, 2007. For the fiscal year ended December 31, 2010, the Audit Committee met two times.

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

To this end, the Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2010 with management and Kabani & Company, Inc., the Company’s independent auditor. The Audit Committee discussed with Kabani & Company, Inc. certain matters related to the conduct of the audit as required by Statement on Auditing Standards 61, as amended by Statement on Auditing Standards 90. In addition, the Audit Committee has received from Kabani & Company, Inc the written disclosures and the letter regarding the auditor’s independence required by Independence Standards Board Standard No. 1 and has discussed with Kabani & Company, Inc. its independence.

In reliance on the reviews and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year ended December 31, 2010 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Board of Directors accepted the Audit Committee’s recommendation.

The Audit Committee selected Kabani & Company, Inc. Certified Public Accounts as the Company’s independent auditors for the fiscal year ended December 31, 2010.  The selection of auditors is determined by the Audit Committee. Although ratification by stockholders is not required by our Bylaws or otherwise, at our Annual Meeting of Stockholders on December 30, 2010, the Board of Directors submitted the selection of Kabani & Company, Inc. to our stockholders for ratification as a matter of good corporate practice.

AUDIT COMMITTEE
Guowei Zhang (Chair)
Changhui Guo

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2010, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

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

The 2007 Omnibus Long-Term Incentive Plan (the “Plan”) assists the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company, and providing annual and long-term incentives for such persons expend maximum efforts in the creation of stockholder value. The Plan is administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors.  The Plan does not limit the availability of awards to any particular class or classes of Eligible Employees.  Awards granted under the Plan are not transferable, except in the event of the participant's death.  Under the Plan, 4,500,000 shares are currently reserved and available for delivery in connection with awards under the Plan.

Base Salaries

We want to provide our senior management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.  For our chief executive officer, we concluded that a base salary of US$30,000 was appropriate in this regard for the fiscal year ended December 31, 2010. Similarly, we concluded that a base salary of US$20,000 was appropriate for our chief financial officer for the fiscal year ended December 31, 2010. These base salaries were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. We provide a competitive level of compensation for our senior vice presidents. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Summary Compensation Table

Name & Principal Position	Year	Salary (1) (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (2) (US$)	All Other Compensation (US$)	Total (US$)
Guoji, Liu	2010	0	N/A	N/A	0	N/A	0
CEO and director	2009	0	N/A	N/A	0	N/A	0
Chen, Hua	2010	0	N/A	N/A	0	N/A	0
CFO	2009	0	N/A	N/A	0	N/A	0

(1)
“Salary” listed above represents the amount of compensation that each person is owed for the fiscal year ended December 31, 2010 and December 31, 2009.  As of December 31, 2010, in consideration for the Company’s cash flow, the CEO and CFO declined their current year’s salary. As such, both the CEO and CFO recognized zero salary.

(2)
“Option Awards” refer to the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for options awarded during the reporting period. The charts on pages 51 and 52 illustrate the options that were awarded by the Company on April 2, 2008.

Other than those listed in the table above, there was no officer of the Company whose combined salary and bonus for the fiscal year ended December 31, 2010 exceeded US$100,000. The amounts listed in the table above were paid by Xelent, the wholly owned subsidiary of our wholly owned subsidiary UFIL. While we do have employment agreements with our executive officers, the salary for our executive officers is at the discretion of our Board of Directors. We expect to pay substantially similar compensation to our executives in the future and anticipate continuing to pay them through Xelent.

The Company adopted our 2007 Omnibus Long-Term Incentive Plan (the “Plan”), as approved by our stockholders at the Annual Meeting on December 18, 2007. For additional information on the Plan, please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

There were no equity awards to the Company's named executive officers in the year ended December 31, 2010.  As of December 31, 2010, none of the Company's named executive officers had any outstanding equity awards.

As of December 31, 2010, the Company did not have nonqualified deferred compensation and did not have any post-employment payments to report.

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

Director Compensation for the fiscal year ended December 31, 2010

Name	Fees Earned or Paid In Cash (US$’000)	Stock Awards (US$’000)	Option Awards (US$’000)		All Other Compensation (US$’000)	Total (US$’000)
Guoji Liu	0	N/A	N/A		N/A	N/A
Yu Liu	0	N/A	25.5	(1)	N/A	25.5
Naizhong Che	0	N/A	N/A		N/A	0
Guowei Zhang (2)	0	N/A	N/A		N/A	0
Changhui Guo (2)	0	N/A	N/A		N/A	0
Peng Wang (3)	0	N/A	N/A		N/A	0
Zhixiang Zhang (3)	0	N/A	N/A		N/A	0

(1)	As of December 31, 2010, Yu Liu had 150,000 option awards outstanding. Therefore, US$25,500 have been recognized for financial statement reporting purposes in accordance with FAS 123R for such awards.

(2)	Elected to the Board of Directors on December 30, 2010.

(3)	Resigned from the Board of Directors on December 30, 2010.

No compensation was awarded to directors in the year ended December 31, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15 2011, for each person known by the Company to be the beneficial owner of more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares(3)	Percent of Voting Stock(4)
Common	Yu Liu, Director	6,150,000	20.22%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On April 5, 2011, there were 30,256,000 shares of our common stock outstanding.  Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 30,256,000 shares of our common stock outstanding on April 5, 2011 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

The following table sets forth information regarding the beneficial ownership of Company common stock of each of our officers and directors and all our officers and directors as a group as of April 5, 2011.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares(3)	Percent of Voting Stock(4)
Common	Guoji Liu, Chief Executive Officer and Director	—	—
Common	Yu Liu, Director	6,150,000	20.22%
Common	Hua Chen, Chief Financial Officer	—	—
Common	Naizhong Che, Director	—	—
Common	Guowei Zhang, Director	—	—
Common	Changhui Guo, Director	—	—
Common	Peng Wang, Director (resigned December 30, 2011)	—	—
Common	Zhixiang Zhang, Director (resigned December 30, 2011)	—	—
Common	Directors and executive officers as a group (8 persons)	6,150,000	20.22%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On April 5, 2011, there were 30,256,000 shares of our common stock outstanding.  Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(3)
Under applicable rules promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security.  Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 30,256,000 shares of our common stock outstanding on April 5, 2011 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2010,

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

(1)
As of December 31, 2010, options to purchase 614,000 shares of common stock at an exercise price of US$2.26, the close price on the grant date, April 2, 2008, were issued under the 2007 Omnibus Long-Term Incentive Plan.  As of April 15, 2011, none of the grantees has executed these stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

Other than the Company's Code of Business Conduct and Ethics, the Board does not have a specific written policy regarding the review of related party transactions. The Board does, however, follow certain procedures relating to the approval of transactions involving related parties. Related parties generally include executive officers and directors, stockholders owning more than 5% of the Company’s common stock or immediate family members of any such persons. A related party transaction will be approved only if it is disclosed to the Board and is approved by a majority of the disinterested members of the Board. Prior to approving any related party transaction, the members of the Board reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of the Company’s stockholders. No director that is an interested party in a transaction may participate in the discussion or approval of such transaction. Other than as disclosed below, during fiscal year ended December 31, 2010, based on written representations from the executive officers and directors of the Company, there were no related party transactions.

The following is a description of related party transactions involving more than US $120,000, since the beginning of our last fiscal year, between us and our directors, nominees, executive officers, stockholders owning more than 5% of the Company’s common stock or members of their immediate family:

Mr. Xin Wang (former officer, Director and significant shareholder of the Company) and Mr. Yu Liu (Chairman of the Board of the Company) have outstanding loans to the Company, which  are unsecured, interest-free and repayable by the Company on demand of the creditor. The amount outstanding as of December 31, 2010 is $676,000.  The amount outstanding as of December 31, 2009 is $611,000. The amount of principal paid on these loans since January 1, 2008 is $0.

The Company has bank loans that were guaranteed by a Director, Mr. Yu Liu.  The amount outstanding as of December 31, 2010 is $9,710,000 compared with outstanding bank loan of $9,390,000 for the same period of 2009.

Director Independence

Messrs. Naizhong Che, Guowei Zhang and Changhui Guo are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to the NYSE Amex Company Guide and the rules of the Securities and Exchange Commission. All of the members of our Board of Directors’ Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the NYSE Amex Company Guide and the rules of the Securities and Exchange Commission.

Item 14.Principal Accounting Fees and Services.

Our independent accountant is Kabani & Company, Inc. Our previous independent accountant was Bernstein & Pinchuk LLP who has reviewed and commented on our Form 10-K for the fiscal year ended December 31, 2009 and our Form 10-Q for the quarter ended March 31, 2010.

Audit Fees

During the fiscal year ended December 31, 2010, the fees for our principal accountant were US$85,000 which included US$30,000 for three quarterly reviews, and US $55,000 for the preparation of this annual report on Form 10-K. During the fiscal year ended December 31, 2009, the fees for our principal accountant were US$115,000, which was composed of US$30,000 for two quarters review and US$85,000 for the preparation of the annual report on Form 10-K.

Audit Related Fees

During the fiscal years ended December 31, 2010 and December 31, 2009, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended December 31, 2010 and December 31, 2009, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2010 and December 31, 2009, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the preservation of the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2010 and 2009, under the categories Audit-Related and All Other Fees described above, were approved by the Audit Committee, or the Board of Directors acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

Item 15.Exhibits and Financial Statement Schedules

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

3.2	Amended and Restated Bylaws of Orsus Xelent Technologies, Inc.*

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

10.3	Lease Contract, dated as of January 1, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc.*

10.4	Extension of Lease Contract, dated as December 31, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc.*

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

16.1
Letter from Bernstein & Pinchuk LLP Certified Public Accountants to the Securities and Exchange Commission dated July 22, 2010 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2010)

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

Orsus Xelent Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements
Year ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
 Orsus Xelent Technologies, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheet of Orsus Xelent Technologies Inc. and its subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As of and for the year ended December 31, 2009, we did not audit the financial statement of the Company.  Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for the Company for the year ended December 31, 2009 are based solely on the report of the other auditors.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orsus Xelent Technologies, Inc. and its subsidiaries and the results of its consolidated operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2010, the Company incurred net losses of $ 47,465,000. In addition, the Company has working capital deficit of $4,700,000 and accumulated deficit of $15,102,000 as of December 31, 2010.  These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April 14, 2011

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

/s/ Bernstein & Pinchuk LLP

New York, New York
April 15, 2010

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands, except number of shares and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$5	$374
Restricted cash	4	4
Notes Receivable	-	2,779
Accounts receivable, net	60,046	81,130
Trade deposit paid, net	10,161	5,875
Other current assets, net	19	29
Pledged deposit	1,334	1,290

Total current assets	71,569	91,481

Property, plant and equipment, net	156	178
Deferred tax asset	-	4,095

	$71,725	$95,754

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term bank loans	$9,710	$9,390
Short-term loan payable	318	307
Accounts payable	10,923	7,652
Accrued expenses and other accrued liabilities	5,030	3,413
Trade deposits received	4,846	1,884
Due to shareholders	676	611
Income taxes payable	6,068	5,870
Other taxes payable	26,097	21,423
Accrued penalties	12,601	2,928

Total current liabilities	76,269	53,478

Stockholders’ equity/(deficit)
Preferred stock, par value US$0.001; authorized 100,000,000 shares; none issued	-	-
Common stock, par value US$0.001;
authorized 100,000,000 shares;
Issued and outstanding 30,256,000 and 29,756,000 as of December 31, 2010 and 2009, respectively	31	30
Additional paid-in capital	3,278	3,209
Statutory reserve	1,042	1,042
Retained earnings/(accumulated deficit)	(15,029)	32,363
Accumulated other comprehensive income	6,134	5,632

Total stockholders’ equity/(deficit)	(4,544)	42,276

	$71,725	$95,754

The accompanying notes are an integral part of these consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands, except number of shares and per share data)

	Year ended December 30, 2010	Year ended December 30, 2009

Net sales	$24,407	$77,392

Cost of sales	22,579	67,970

Gross profit	1,828	9,422

Operating expenses:
Selling expenses	104	350
General and administrative expenses	347	831
Research and development expenses	-	54
Depreciation and amortization	26	64
Loss from write-off trade deposits	-	11,937
Allowance for doubtful accounts	33,836	1,914

(Loss)/income from operations	(32,485)	(5,728)

Other income/(expenses)
Interest expense	(1,280)	(912)
Other (expenses)/income, net	(9,337)	(2,911)

(Loss) before income tax expense	(43,102)	(9,551)

Income tax expense	-	(910)
Deferred taxes	(4,290)	4,093

Net (loss)	(47,392)	(6,368)

Other comprehensive income
Foreign currency translation adjustment	502	243

Comprehensive (loss)	$(46,890)	$(6,125)

Basic and diluted	$(1.57)	$(0.21)

Weighted average number of common shares outstanding – basic and diluted	30,256,000	29,756,000

The accompanying notes are an integral part of these consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands, except number of shares and per share data)

	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities
Net (loss)/income	$(47,392)	$(6,368)
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Deferred tax	4,290	(4,093)
Depreciation	26	64
Bad debt expenses	33,836	-
Issuance of common stock for service	70	-
Loss due to liability for possible settlement to accounts payable	9,337	2,927
Changes in assets and liabilies
Change in restricted cash	-	(4)
Accounts receivable	(8,750)	1,150
Note receivable	2,803	(2,777)
Trade deposits paid	(5,809)	2,586
Other current assets	10	1,837
Accounts payables	2,961	(8,734)
Accrued expenses, other accrued liabilities and other tax payable	5,383	12,548
Trade deposits received	2,863	(51)
Income tax payable	-	868
Net cash flows used in operating activities	(372)	(47)

Cash flows from financing activities
Advances from shareholders	-	153
Proceeds from banks and other loans	-	2,822
Repayment of bank loans	-	(2,690)
Repayment of mortgage loans	-	(12)

Net cash flows provided by financing activities	-	273

Net change in cash and cash equivalents	(372)	226

Effect of foreign exchange rate changes on cash and cash equivalent	3	46

Cash and cash equivalent - beginning of year	374	102

Cash and cash equivalent - end of year	$5	$374

Supplemental disclosure for cash flow information
Interest paid	$-	$6
Income taxes paid	$-	$41

The accompanying notes are an integral part of these consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands, except number of shares)

	Common stock issued
	Shares of Common		Additional paid-in	Statutory	Retained earnings(accumulated	Accumulated other comprehensive
	stock	Amount	capital	reserve	deficit)	income	Total
Balance as of December 31, 2008	29,756,000	30	3,209	1,042	38,731	5,389	48,401
Net loss					(6,368)		(6,368)
Foreign currency translation adjustment	-	-	-	-	-	243	243

Balance as of December 31, 2009	29,756,000	30	3,209	1,042	32,363	5,632	42,276
Net loss					(47,392)		(47,392)
Shares issued for service	500,000.00	1	69				70
Foreign currency translation adjustment						502	502

Balance as of December 31, 2010	30,256,000.00	31	3,278	1,042	(15,029)	6,134	(4,544)

The accompanying notes are an integral part of these consolidated financial statements.

ORSUS XELENT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of US$47,465 and a negative net working capital of US$47,000, and accumulated deficit of $15,102,000 as of December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As a part of management plan, the Company is exploring, among other things, a strategic merger possibility and an offering and sale of equity. If we are able to complete a strategic merger or sale of equity, we believe our cash flow situation will be improved significantly. As a further business strategy plan, we also plan to enter into new 3G markets in emerging countries in the coming quarters of 2011.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operation and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2010 and 2009 include ORS, UFI, BOXT, OXHBVI and OXTHK.

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

Research and development expenses

All cost of research and development activities are expensed as incurred. Research and development costs for the years ended December 31, 2010 and 2009 was US$0 and US$54, respectively.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009.

Advertising expenses

Advertising, which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, is expensed as incurred. The Company had no advertising expenses for the years ended December 31, 2010 and 2009.

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

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009.

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

Recently issued accounting pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. Early adoption was allowed. The Company adopted this guidance beginning January 1, 2011 and does not expect this accounting guidance to materially impact its financial statements.

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

5. ACCOUNTS RECEIVABLE, NET

The Company’s business relies on a few distributors. The main component of US$92,867 of accounts receivable as of December 31, 2010, was mainly a balance of US$92,867 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”). The reason for the large accounts receivable balance as of December 31, 2010 is due to longer turnover days than before.  The main reasons for longer turnover days are: since the industry profit is decreased, the middle level distributors are removed and the national level distributor, Xingwang, has to sell the products to direct customers (the retailers) and the turn-over rate of the retailers is always slower than middle level distributors.

However, the long aged account receivable to Xingwang is guaranteed by a third guarantee company, Zhong Hui Guarantee Corporation (“Zhonghui”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhong Hui Guarantee Corporation (“Zhonghui”), a third-party guarantee company licensed by the PRC government, and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$44,256), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provides a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. At December 31 2009, the guarantee contract expired. A new guarantee contract was signed between BOXT, Xingwang Shidai and Zhonghui Guarantee on January 1, 2010 and provides a guarantee for all the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2010. The extension of this agreement with Zhonghui has been principally agreed to by the parties and a new guarantee agreement is expected to be signed within the coming days.  However, per the consideration of prudence, the Company recognized US$33,836,000 of bad debt for which the aging has exceeded 360 days and the debt is not guaranteed by Zhonghui.

6. TRADE DEPOSIT PAID, NET

US$10,161 and US$5,875 of trade deposit paid to suppliers on December 31, 2010 and 2009, is payment in advance to suppliers, which consisted of the following:

	December 31, 2010	December 31, 2009
	(US$’000)	(US$’000)
Trade deposit paid	$24,514	$6,004
Less: allowance for doubtful accounts	(14,353)	(129)
Total	$10,161	$5,875

During the year ended December 31, 2010, the Company accrued US$14,353 as the provision to the vendors with the aging over three years.

7. OTHER CURRENT ASSETS, NET

As of December 31, 2010, other current assets of US$19 are mainly composed of the advanced payment for employee traveling and the components and parts for post-sales maintenance stored in the maintenance vendors.

The decreased amount compared with 2009 is due to the provision for one doubtful account—Leimeng Times and other accounts with the aging over three years. The management believes these accounts are uncollectible, as such, the allowance for doubtful account is provided.

	December 31, 2010	December 31, 2009
	(US$’000)	(US$’000)
Other current assets	1,866	1,816
Less: allowance for doubtful accounts	(1,847)	(1,787)
Total	19	29

8. PLEDGED DEPOSIT

US$1,334 of deposit at December 31, 2010 and US$1,290 of deposit at December 31, 2009 was paid to Zhonghui, a guarantee company for the guarantee provided by Zhonghui to the loan from Beijing Rural Commercial Bank. Refer to Note 10, “Short-term Bank Loans” for more discussion of the bank loans.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	December 31, 2010	December 31, 2009
	US$’000	US$’000

Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303

	761	761
Accumulated depreciation	(605)	(583	) )

	156	178

The depreciation and amortization expenses were US$26 and US$64 for the years ended December 31, 2010 and 2009, respectively

10. SHORT-TERM BANK LOANS

All bank loans outstanding at December 31, 2010 and December 31, 2009 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At December 31, 2010	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
Loan from Beijing Rural Commercial Bank	47,000 (US$7,109)	10.08%	From September 28 2008 to September 27 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,601)	6.3720%	From February 20 2009 to February 20 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,780)

At December 31, 2009	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by
Loan from Beijing Rural Commercial Bank	47,000 (US$6,874)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290.

Loan from Huaxia Bank	17,200 (US$2,516)	6.3720%	From February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,390)

US$6,874 of a loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$1,702 interests including penalty interest from September 28, 2009 to December 31, 2010.

US$2,516 of a loan from Huaxia bank was originally due on February 20, 2010. The Company accrued US$380 in interest including penalty interest from February 20, 2010 to December 31, 2010.

11. SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The US$318 short-term loan outstanding as of December 31, 2010 was provided by a third party company Zhonghui. It is unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

12. AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship
Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions

	December 31, 2010	December 31, 2009
	US$’000	US$’000
Due to shareholders
Mr. Liu Yu	465	402
Mr. Wang Xin	211	209

	676	611

Bank loans guaranteed by Mr. Liu Yu	9,780	9,390

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

13. COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

As of December 31, 2010 and December 31, 2009, the Company had non-cancelable operating leases for its office premises, under which the expected rental payment due within the next year was US$53 and US$53, respectively.

(b)           Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% of value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes.  For the year ended December 31, 2010 and 2009, there were sales amounted to US$22,458 and US$70,465 respectively of which VAT invoices have not yet been issued.

The sales revenue of the year ended December 31, 2010 and 2009 is US$24,407 and US$77,392, respectively, representing  US$4,149 and US$13,157 output VAT, respectively. At the meanwhile, the input VAT which the invoice has been received was US$1,780 and US$1,899 for the year ended December 31, 2010 and 2009, respectively. Therefore, the net VAT payable is US$22,627 and  US$11,258 for the year ended December 31, 2010 and 2009, respectively.

According to PRC tax law, only the input VAT supported with sufficient invoice could be deducted from current period’s output VAT. For the purchasing without obtaining any invoices, the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$26,097 and US$21,423 as of December 31, 2010 and 2009, respectively.

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

Litigation

There are two legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd., (“Songding”) provides battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides packing materials to BOXT. The legal disputes with above mentioned suppliers arose because the Company did not accept accessories and materials supplied by Songding and Baoxin due to the quality issues. The management of BOXT determined to cease the payment to Songding and Baoxin accordingly.

The dispute between Baoxin and BOXT started from the arbitration applied by Baoxin on October 2006 which has been arbitrated by Beijing Arbitration Commission on October 24, 2006. BOXT should pay Baoxin US$246. Currently BOXT and Baoxin are processing the final negotiation based on the arbitration result. As such, Baoxin applied for the property preservation to the court and one of BOXT’s bank account is blocked accordingly. BOXT has recorded the arbitration result as account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of December 31, 2010 is US$38.

The dispute between Songding and BOXT is still pending for the final arbitration. The argument amount is US$281 by Songding. BOXT recorded account payable to the supplier with the amount of US$200 as of December 31, 2008. Songding has prepared the arbitration application at the end of 2009 (December 28, 2009) and asked the property preservation to the bank to block the bank account of BOXT at the meanwhile. And the application was accepted by arbitration commission formally at January 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts is blocked accordingly. The balance of account payable to Songding as of December 31, 2010 is US$56.

Warranty

During this year ended at December 31, 2010, we made no allowance for warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Payroll Payable

The Company has accrued the salaries and welfare to employees with the amount of US$129 but with little payment made  in 2010.

14. STATUTORY RESERVE

The Company’s subsidiary, BOXT, was required to allocate at least 10% of its after tax profits as determined under GAAP in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the year ended December 31, 2010, BOXT since the Company has an operating loss for the year ended December 31, 2010.

The accumulated balance of the statutory reserve at BOXT as of December 31, 2010 and December 31, 2009 were US$1,042 and US$1,042, respectively.

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the year ended December 31, 2010 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted- average remaining contractual term (Years)
Outstanding as of December 31, 2008	614,000	$2.26	-
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding as of December 31, 2009	614,000	$2.26	8.67
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2010	614,000	$2.26	7.67

16. ACCRUED PENALTIES

Liabilities for possible settlement for accounts payable of US$12,601 for the year ended December 31, 2010 is arising from the provision of penalty for unpaid accounts payable to suppliers at December 31, 2010. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule, will be imposed on an additional 0.3% per day delayed payment penalty based on principle amount of contract liability. However, some of the purchase contracts were signed before 2006, according to  relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years from the date on which the liability was due, the periods of prescription will be expired after two years from the date on which the liability was due. We noted that at the present, no legal letters related to this part (0.3% penalty arising from the outstanding payment) liability were issued from our suppliers in past 5 years. However, from the point of prudence principle, we accrued this liability based on the terms of the contract. At December 31, 2010, the Company accrued possible penalty for the purchase contracts signed after December 31, 2008 based on such penalty term with amount of US$12,601.

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

The pension accrued for the year ended December 31, 2010 and December 31, 2009 are US$17 and US$ 64 respectively.

The pension paid for the year ended December 31, 2010 and December 31, 2009 are US$17 and US$3 respectively.

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

Hong Kong

UFI and OXTHK are incorporated in Hong Kong. UFI and OXTHK did not earn any income that was derived in Hong Kong for the years ended December 31, 2010, and 2009 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

The components of income (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2010	December 31, 2009

PRC, excluding Hong Kong	$(46,453)	(9,277)
U.S.	-	-
Others	(1,042)	(274)
Total	$(47,495)	(9,551)

Income tax expense for the years ended December 31, 2010 and 2009 represents PRC current income taxes.

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income taxes is as follows:

	December 31, 2010	December 31, 2,009
	USD'000	USD'000
Computed expected tax expenses	(2,201)	(1,820)
Expenses not deductible for tax purposes	6,491	4,093
Tax rate differential	-	910
Income tax expense	4,290	3,183

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

The Company had deferred tax assets of approximately $0 and $4,093 as of December 31, 2010 and 2009, respectively that consisted of tax loss carryforwards.
As of January 1, 2008 and for the years ended December 31, 2010 and 2009, the Company and its subsidiaries did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. It does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

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

19. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2010	2009
Numerator used in basic net income per share:
Net income (loss)	$(47,465)	$(6,368)

Shares (denominator):
Weighted average common shares outstanding	30,256,000	29,756,000
Plus: weighted average incremental shares from assumed exercise of options	-	-
Weighted average common shares outstanding used in computing diluted net income per common share	30,256,000	29,756,000
(Loss)/Earnings per ordinary share-basic and diluted	$(1.57)	$(0.21)

As of December 31, 2010, the Company had 614,000 outstanding options that could potentially dilute basic income per share in the future, which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during the year ended December 31, 2010.

20. CONCENTRATIONS AND CREDIT RISKS

At December 31, 2010 and 2009, the Company had a credit risk exposure of uninsured cash in banks of approximately US $5, and US$374 respectively.  To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During the years ended December 31, 2010 and 2009, the Company was engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

The Company buys certain major materials from one major supplier (over 40% purchasing). In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to five subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the years ended December 31, 2010 and 2009, the Company’s operating revenue was mainly derived from two distributors. For the years ended December 31, 2010 and 2009, 93.56% and 90.6%, respectively, of total revenue was derived from our largest distributor Xingwang. There was no trade deposit received from Xingwang as of December 31, 2010 and 2009. Accounts receivable from Xingwang were US$92,867 and US$75,616 as of December 31, 2010 and 2009, respectively. As mentioned in note 5, “Accounts Receivable”, in year 2008, a guarantee company provided a guarantee up to US$43,875 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due.  The agreement has been renewed and re-signed at January 20, 2010, the guaranteed period was extended to the year ended December 31, 2010. The extension of this agreement with Zhonghui has been principally agreed to by the parties and a new guarantee agreement is expected to be signed within the coming days.

(b)	Suppliers accounting for over 10% of the Company’s purchases are as follows:

	The year ended December 31,
	2010	2009
	%	%
Supplier A	70	50
Supplier B	24	40
Supplier C		5
Supplier D		4
	94	99

Accounts payable owed to the above suppliers were US$1,126 and US$2,829 as of December 31, 2010 and 2009, respectively.

(c)	The Company’s revenue for the year ended December 31, 2010 and 2009, respectively, were all derived from the PRC. Geographical information of the carrying amount of long-lived assets is as follows:

	December 31, 2010	December 31, 2009
	US$’000	US$’000

PRC	154	176
Hong Kong	2	2
Total long-lived assets	156	178

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

21. RECLASSIFICATION

The financial statements for periods prior to December 31, 2010 have been reclassified to conform to the headings and classifications used in the December 31, 2010 financial statements which are mainly reflected in the loan payable and VAT payable.

Songding’s application for arbitration of dispute between BOXT and Songding was accepted on January 12, 2010 which is still pending for the final arbitration. (See note  13)

22. SUBSEQUENT EVENTS

The management is exploring, among things, a strategic merger possibility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

DATED: April 15, 2011	By:	/S/ Guoji Liu
Guoji Liu
Chief Executive Officer

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

Signature	Title	Date

/s/ Guoji Liu	Chief Executive Officer (Principal	April 15, 2011
Guoji Liu	Executive Officer) and Director

/s/ Hua Chen	Chief Financial Officer	April 15, 2011
Hua Chen	(Principal Accounting Officer)

/s/ Liu Yu	Chairman of the Board of Directors	April 15, 2011
Liu Yu

/s/ Naizhong Che	Director	April 15, 2011
Naizhong Che

/s/ Guowei Zhang	Director	April 15, 2011
Guowei Zhang

/s/ Changhui Guo	Director	April 15, 2011
Changhui Guo

Index to Exhibits

Exhibit Number	Exhibit Description
3.1
Certificate of Incorporation of Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 28, 2004 as amended by that Plan of Merger and Agreement of Merger attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2005)

3.2	Amended and Restated Bylaws of Orsus Xelent Technologies, Inc.*

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

10.3	Lease Contract, dated as of January 1, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc.*

10.4	Extension of Lease Contract, dated as December 31, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc.*

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007)

16.1
Letter from Bernstein & Pinchuk LLP Certified Public Accountants to the Securities and Exchange Commission dated July 22, 2010 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2010)

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1
Credit Guarantee Contract, dated as of August 7, 2008, by and among Beijing Orsus Xelent Technology & Trading Company Limited, Beijing Xingwang Shidai Commerce Co., Ltd. And Zhong Hui Guarantee Corporation (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2008)

*       Filed herewith