Form 10-Q
period 2011-06-30
Orsus Xelent Technologies Inc
filed 2011-08-22
CIK 1297024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2011
Common Stock, US$.001 par value per share	2,521,341 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(US Dollars in thousands except share data and per share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$3	$5
Restricted cash	4	4
Accounts receivable, net	100,361	60,046
Advances to suppliers, net	10,393	10,161
Other current assets	23	19
Pledged deposit	1,364	1,334

Total current assets	112,148	71,569

Property, plant and equipment, net	150	156

Total Assets	$112,298	$71,725

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term bank loans	$9,932	$9,710
Short-term loan payable	325	318
Accounts payable	14,745	10,923
Accrued expenses and other accrued liabilities	5,631	5,030
Trade deposits received	4,869	4,846
Due to shareholders	683	676
Income taxes payable	6,206	6,068
Other taxes payable	28,166	26,097
Accrued penalties	16,574	12,601

Total current liabilities	87,131	76,269

Stockholders’ equity/(deficit)
Preferred stock, par value US$0.001; authorized 10,000,000 shares; none issued	-	-
Common stock, par value US$0.001; authorized 100,000,000 shares; Issued and outstanding 2,521,341 shares at both periods	3	3
Additional paid-in capital	3,306	3,306
Statutory reserve	1,042	1,042
Retained earnings/(accumulated deficit)	14,123	(15,029)
Accumulated other comprehensive income	6,693	6,134

Total stockholders’ equity/(deficit)	25,167	(4,544)

Total liabilities and Stockholders’ equity/(deficit)	$112,298	$71,725

The accompanying notes are an integral part of these consolidated financial statements.

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except number of shares and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$4,642	$6,473	$8,556	$14,064

Cost of sales	4,252	5,997	7,789	12,992

Gross profit	390	476	767	1,072

Operating expenses:
Selling expenses	6	21	12	62
General and administrative expenses	722	115	746	142
Research and development expenses	-	4	-	9
Depreciation and amortization	5	7	10	15
Allowance for doubtful accounts	-	-	-	(251)
Total Operating Expenses	733	147	768	(23)

Income from operations	(343)	329	(1)	1,095

Other income/(expenses)
Interest expense	(341)	(577)	(674)	(790)
Other (expenses)/income, net	(2,195)	-	29,827	(1,252)

(Loss)/income before income tax expense	(2,879)	(248)	29,152	(947)

Income tax (expenses)/benefit
Current tax expense	-	-	-	-
Deferred taxes benefit	-	-	-	245

Net (loss)/income	(2,879)	(248)	29,152	(702)

Other comprehensive income
Foreign currency translation adjustment	496	183	559	191

Comprehensive (loss)/income	$(2,383)	$(65)	$29,711	$(511)
(Loss)/earnings per share:
Basic and diluted	$(0.945)	$(0.026)	$11.784	$(0.206)

Weighted average number of common shares outstanding – basic and diluted	2,521,341	2,479,667	2,521,341	2,479,667

Orsus Xelent Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except number of shares and per share data)
(Unaudited)

	Six months ended June 30
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$29,152	$(702)
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Deferred tax	-	(245)
Depreciation	10	14
Bad debt expenses	(33,680)	1,252
Loss due to liability for possible settlement to accounts payable	3,638	-
Accounts receivable	(4,762)	(9,466)
Note receivable	-	2,780
Customer deposits	-	1,449
Other current assets	(4)	-
Accounts payables	3,542	1,545
Accrued expenses, other accrued liabilities and other tax payable	1,946	3,005
Trade deposits received	(63)	-
Net cash flows used in operating activities	(221)	(368)

Net change in cash and cash equivalents	(221)	(368)

Effect of foreign exchange rate changes on cash and cash equivalent	219	0

Cash and cash equivalent - beginning of year	5	374

Cash and cash equivalent - end of year	$3	$6

Supplemental disclosure for cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The accompanying unaudited consolidated financial statements as of June 30, 2011, and for the six months ended June 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 that are included in the Company’s 2010 annual report on 10-K filed with the Securities and Exchange Commission.

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

There are three blocked bank accounts with restricted cash with the amount of US$4 as of June 30, 2011. Two bank accounts are related to the legal disputes with two suppliers of BOXT. Shenzhen Songding Industry Ltd. (“Songding”) provides the battery chargers and Beijing Baoxin Packing Materials Co., Ltd. (“Baoxin”) provides the packing materials to BOXT. The third bank account was blocked because the loan from Beijing Rural Commercial Bank has been overdue since September 27, 2009, and the Company has not repaid any principle or interest. The balance of this account on June 30, 2011 was zero. (Refer to Note 13, “Commitments And Contingencies”.)

5.	ACCOUNTS RECEIVABLE

The Company’s business relies on a few distributors. US$100,361 and US$60,046 of accounts receivable as of June 30, 2011 and December 31, 2010, respectively, mainly consisted of a balance of US$100,361 and US$92,867 due from Beijing Xingwang Shidai Commerce Co., Ltd. (“Xingwang”), the major distributor of the Company. The reason for the large accounts receivable balance as of June 30, 2011 and December 31, 2010 is due to longer turnover days than before.  The main reasons for longer turnover days are: since profits industry-wide have decreased, the middle level distributors are removed and the national level distributor, Xingwang, has to sell the products to direct customers (the retailers) and the turn-over rate of the retailers is always slower than middle level distributors.

However, the long aged account receivable to Xingwang is guaranteed by a third guarantee company, Zhong Hui Guarantee Corporation (“Zhonghui”). On December 25, 2008, Xingwang entered into an irrevocable Credit Guarantee Contract (the “Guarantee Contract”) with Zhonghui, a third-party guarantee company licensed by the PRC government, and BOXT under which Zhonghui agreed to guarantee up to Renminbi (“RMB”) 300 million (equivalent to US$46,411), for the principal debt, fine, damages arising out of breach of contract, and costs incurred for realizing those legal rights including but not limited to legal proceeding fees, attorney fees and travel expenses arising out of the distributor agreement entered into by BOXT and Xingwang. The Guarantee Contract was effective as of December 25, 2008 and provided a guarantee for all of the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2008. At December 31 2009, the guarantee contract expired. A new guarantee contract was signed between BOXT, Xingwang Shidai and Zhonghui Guarantee on January 1, 2010 and provides a guarantee for all the accounts receivable that are or may become outstanding from Xingwang to BOXT from January 1, 2008 through December 31, 2010. The agreement was renewed on March 30, 2011 among the Company, Zhonghui and Xingwang.  Under this contract, Zhonghui renewed its guarantee amount to the Company for any receivables to Xingwang from RMB300 million to not more than RMB500 million. On August 19, 2011, guarantee contract signed on March 30, 2011 was again renewed and Zhonghui increased its guarantee amount to the Company for any receivables to Xingwang from RMB500 million to not more than RMB650 million. This new agreement covers the same period as the prior contract, from January 1, 2011 to December 31, 2011.

6.	ADVANCES TO SUPPLIERS, NET

US$10,393 and US$10,161 of trade deposits paid to suppliers on June 30, 2011 and December 31, 2010, is payment in advance to suppliers, which consisted of the following:

	June 30, 2011	December 31, 2010
	(US$’000)	(US$’000)

Trade deposit paid	$25,074	$24,514
Less: allowance for doubtful accounts	(14,681)	(14,353)
Total	$10,393	$10,161

7.	OTHER CURRENT ASSETS

As of June 30, 2011 and December 31, 2010, the other current assets of US$23 and US$19, respectively, are mainly composed of the advanced payment of employee travel expenses and the components and parts for post-sales maintenance of products stored with maintenance vendors.

8.	PLEDGED DEPOSIT

US$1,364 of pledged deposits as of June 30, 2011 and US$1,334 of pledged deposits as of December 31, 2010 were paid to Zhonghui, a guarantee company, in September 2008 as a pledge for US$6,874 (RMB47,000) of bank loans. Refer to Note 10, “Short-Term Bank Loans” for more discussion of the bank loans.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	US$’000	US$’000
Moulds	4	4
Leasehold improvements	131	131
Office equipment	323	323
Motor vehicles	303	303
	761	761
Less: Accumulated depreciation	(611)	(605)

	150	156

The depreciation expenses were US$5 and US$8 for the three months ended June 30, 2011 and 2010 respectively.

10.	SHORT-TERM BANK LOANS

All bank loans outstanding at June 30, 2011 and December 31, 2010 were borrowed by BOXT. Details of short-term bank loans are summarized as follows:

At June 30, 2011	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$7,271)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,661)	6.3720%	From February 20,2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,932)

At December 31, 2010	Amount (RMB’000)	Annual interest rate	Term	Guarantee provided by

Loan from Beijing Rural Commercial Bank	47,000 (US$7,109)	10.08%	From September 28, 2008 to September 27, 2009	Director Liu Yu; A guarantee company; pledged deposit of US$1,290

Loan from Huaxia Bank	17,200 (US$2,601)	6.3720%	From February 20, 2009 to February 20, 2010	Director Liu Yu; Two third party companies; Distributor Xingwang.

Total	64,200 (US$9,710)

US$7,271 of a loan from Beijing Rural Commercial Bank was originally due on September 27, 2009. The penalty interest rate on the principal and interest in default is 130% of the contracted interest rate and is chargeable from the due date of the principal. The Company accrued US$472 interests including penalty interest for the six months ended June 30, 2011.

US$2,661 of a loan from Huaxia bank was originally due on February 20, 2010. The Company accrued US$210 in interest including penalty interest for the six months ended June 30, 2011.

11.	SHORT-TERM LOAN FROM A NON-FINANCIAL INSTITUTION

The US$325 short-term loan outstanding as of June 30, 2011 was provided by a third party company Zhonghui. It is unsecured, interest-free and repayable on September 27, 2009. The Company is currently negotiating an extension of the term with Zhonghui. No default penalty interest is chargeable according to the loan agreement.

12.	AMOUNT DUE TO SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

(a)	Name and relationship of shareholders

Related party	Relationship

Mr. Liu Yu	Director and shareholder of the Company
Mr. Wang Xin	Shareholder and former director of the Company (Resigned on March 27, 2009)

(b)	Summary of balances due to shareholders and related party transactions

	June 30, 2011	December 31, 2010
	US$’000	US$’000
Due to shareholders
Mr. Liu Yu	471	465
Mr. Wang Xin	212	211
	683	676
Bank loans guaranteed by Mr. Liu Yu	9,932	9,780

The amounts due to shareholders are unsecured, interest-free and repayable on demand.

13.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of June 30, 2011 and December 31, 2010, the Company had non-cancelable operating leases for its office premises, under which the expected rental payment due within the next year was US$6 and US$53, respectively.

(b)	Contingencies

Tax penalty

In accordance with the PRC’s tax regulations, BOXT’s sales are subject to a 17% value added tax (“VAT”) upon the sales made to customers. BOXT follows the practice of reporting its revenue with VAT invoices issued to PRC tax authorities for VAT purposes.  For the three months ended June 30, 2011 and 2010, there were sales amounting to US$4,642 and US$6,473, respectively, for which VAT invoices have not yet been issued.

The sales revenue of the three months ended June 30, 2011 and 2010 was US$4,642 and US$6,473, respectively, representing US$789 and US$1,100 output VAT, respectively. Meanwhile, the input VAT for which the invoice had been received was US$0 and US$214 for the three months ended June 30, 2011 and 2010, respectively. Therefore, the net VAT payable is US$789 and US$1,077 for the three months ended June 30, 2011 and 2010 respectively.

According to PRC tax law, only an input VAT supported with a sufficient invoice can be deducted from the current period’s output VAT.  If a purchase is made without obtaining an invoice, then the related input VAT is not allowed to be deducted.

As there is little tax payment made during the years, the accumulated VAT payable is US$28,166 and US$26,097 as of June 30, 2011 and December 31, 2010, respectively.

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

The dispute between Baoxin and BOXT commenced in arbitration initiated by Baoxin on October 2006, which was arbitrated by the Beijing Arbitration Commission on October 24, 2006. BOXT is obligated to pay Baoxin US$246. Currently, BOXT and Baoxin are in the process of final negotiations based on the arbitration result. As such, Baoxin applied to the court for property preservation and one of BOXT’s bank accounts has been blocked accordingly. BOXT has recorded the arbitration result as an account payable to the supplier after the arbitration. The balance of account payable to Baoxin as of June 30, 2011 is US$38.

The resolution of the dispute between Songding and BOXT is still pending final arbitration. Songding has argued for BOXT to pay the amount of US$281 to Songding. Songding prepared the arbitration application on December 28, 2009 and applied to the court for property preservation to block a bank account of BOXT. The application was formally accepted by the Beijing arbitration commission on January 12, 2010. Since Songding applied for the property preservation to the court, one of BOXT’s bank accounts has been blocked accordingly. The balance of accounts payable to Songding as of June 30, 2011 is US$56.

Warranty

During the six months ended June 30, 2011, we made no allowance for the warranty for product problems because, during this period, post-sale services for newly-launched products were undertaken by Original Equipment Manufacturers (“OEM”) factories rather than the Company. Therefore, allowances were not made accordingly for these post-sale services.

Overdue Bank Loan

The Company currently has an overdue bank loan of US$7,271 from Beijing Rural Commercial Bank and US$2,661 from Huaxia Bank that were loaned on June 30, 2011. The Company is negotiating an extension of the terms of the loans with the banks.

14.	UNAPPROPRIATED RETAINED EARNINGS

The Company’s subsidiary, BOXT, is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory dedicated reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2011, BOXT made appropriations to this statutory reserve of US$0 due to little net income incurred for the period.

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

Expected dividend yield	-
Expected stock price volatility	85.07%
Risk free interest risk	3.61%
Expected life of share options	10 Years

A summary of the share option plan activity during the six month period ended June 30, 2011 is presented below:

Number of share options
(Unaudited)
As of January 1, 2011	614,000
Granted	-
Exercised	-
One-for-twelve split reduced shares	562,833
As of June 30, 2011	51,167

A summary of the share option plan activity during the year ended June 30, 2011 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted- average remaining contractual term (Years)
Outstanding as of December 31, 2010	614,000	$2.26	7.67
Granted	-		-
Forfeited	-		-
Exercised	-		-
One-for-twelve reverse split reduced share	562,833
Outstanding as of June 30, 2011	51,167	$0.19	7.17

16.	LIABILITIES FOR POSSIBLE SETTLEMENT OF ACCOUNTS PAYABLE

Liabilities for possible settlement of accounts payable of US$16,574 arose from the provision of a penalty for unpaid accounts payable to suppliers on June 30, 2011. In the purchase contracts signed between suppliers and the Company since 2006, an agreed term between BOXT and the suppliers acknowledges that any outstanding payment which exceeds the agreed payment schedule will be imposed an additional 0.3% per day delayed payment penalty based on the principle amount of contract liability. However, some of such purchase contracts were signed before 2006, and according to relevant PRC civil laws and regulations, if the creditors did not claim for the right in writing to the Company within two years since the date on which the liability was due, the periods of prescription will expire after two years from the date on which the liability was due. We note that in the meantime, no legal letters related to this liability (0.3% penalty arising from the outstanding payment) were issued from our suppliers in the past 4 years. However, from the point of prudence principle, we accrued this liability based on the terms of the contract. As of June 30, 2011, the Company has accrued a possible penalty for the purchase contracts signed after March, 2009 based on such penalty term in the amount of US$1,451. Such possible liability was accrued during the six months ended June 30, 2011.

17.	PENSION COSTS

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC.  All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement.  The Company contributed to a state sponsored retirement plan approximately 20% of the base salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.  The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were US$3 and US$19 for the six months ended June 30, 2011 and 2010 respectively.

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

Hong Kong

UFI and OXTHK are incorporated in Hong Kong. UFI and OXTHK did not earn any income that was derived in Hong Kong for the six months ended June 30, 2011 and 2010   and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

The Company’s effective income tax rate was 25% and 13.14% for the six-month periods ended June 30, 2011 and 2010, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on the non-taxable income and non-deductible expenses.

The Company had no other temporary differences as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and the year ended December 31, 2010, the Company and its subsidiaries did not have unrecognized tax benefits and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 6 months.

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

19.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Numerator used in basic net income per share:
Net (loss)/income	29,711	(511)

Shares (denominator):
Weighted average common shares outstanding	2,521,341	2,479,667
Plus: weighted average incremental shares from assumed exercise of warrants	-	-
Weighted average common shares outstanding used in computing diluted net income per common share	2,521,341	2,479,667
Earnings per ordinary share-basic and diluted	$11.784	$(0.206)

20.	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2011, the Company had a credit risk exposure of uninsured cash in banks of approximately US $3.  To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

During the six months ended June 30, 2011, the Company was engaged principally in the design and trading of cellular phones to two primary distributors in the PRC.  The Company’s policy is that the sole agent arrangement gives the dealers more incentive to promote the Company’s products and reduce the Company’s exposure to the distribution market.

The Company buys certain major materials from one major supplier (over 86.17% of materials purchased). In addition, the Company subcontracts material purchasing and assembly works of cellular phones primarily to two subcontracting factories. The diversification of suppliers will reduce the risk of increasing production cost.

(a)
During the six months ended June 30, 2011 and 2010, the Company’s operating revenue was mainly derived from two distributors. For the six months ended June 30, 2011 and 2010, 94.65% and 92.2%, respectively, of total revenue was derived from our largest distributor Xingwang. There were no trade deposits received from Xingwang as of June 30, 2011 and 2010. Accounts receivable from Xingwang were US$100,361 and US$92,867 as of June 30, 2011 and December 31, 2010, respectively. As mentioned in Note 5, “Accounts Receivable”, in the year 2008, a guarantee company provided a guarantee of up to US$46,411 (RMB300 million) for the accounts receivable from Xingwang for two years from the date they are due. The agreement was renewed on March 30, 2011 among the Company, Zhonghui and Xingwang.  Under this contract, Zhonghui renewed its guarantee amount to the Company for any receivables to Xingwang from RMB300 million to not more than RMB500 million. On August 19, 2011, guarantee contract signed on March 30, 2011 was again renewed and Zhonghui increased its guarantee amount to the Company for any receivables to Xingwang from RMB500 million to not more than RMB650 million. This new agreement covers the same period as the prior contract, from January 1, 2011 to December 31, 2011.

(b)	Suppliers accounting for over 10% of the Company’s purchases are as follows:

	Three months ended June 30		Six months ended June 30
	2011	2010	20 11	2010
	%	%	%	%
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	90	63	86	29
Supplier B	10	37	14	61
Supplier C				10
Total	100	100	100	100

Advances to the above suppliers were US$10,393 and US$10,161 as of June 30, 2011 and December 31, 2010, respectively. Accounts payable owed to the above suppliers were US$14,745 and US$10,923 as of June 30, 2011 and December 31, 2010, respectively.

(c)	Geographical information of the carrying amount of long-lived assets is as follows:

	30-June-11	31-Dec-10
	US$’000	US$’000
	(unaudited)	(audited)
PRC	149	156
Hong Kong	1	2
Total long-lived assets	150	158

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

21.	GOING CONCERN AND MANAGEMENT PLAN

For the quarter ended June 30, 2011, we also had a going-concern issue.  We realized a net loss of US$2,879,000. Furthermore, the working capital created from daily operations is not sufficient to support the operation of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

22.	SUBSEQUENT EVENTS

On August 19, 2011 the Company entered into a Credit Guarantee Contract with Beijing Xingwang Shidai Tech & Trading Co., Ltd (“Xingwang”) and Zhong Hui Guarantee Corporation (“Zhonghui”), attached hereto as Exhibit 10.6, by which Zhonghui renewed its guarantee for any sales to Xingwang from RMB500 million to not more than RMB650 million. The agreement covers the period from January 1, 2011 to December 31, 2011.

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

On March 31, 2005, Universal Flirts Corp. completed a stock exchange transaction with the stockholders of United First International Limited (“UFIL“), a company incorporated under the laws of Hong Kong. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Securities Exchange Agreement dated as of March 31, 2005 (“Exchange Agreement”). In connection with its acquisition of UFIL, the Company authorized a 4-1 forward split of its common stock.

Pursuant to the Exchange Agreement, Universal Flirts Corp. issued 15,000,000 shares of its common stock, par value US$0.001 per share, to the stockholders of UFIL, representing approximately 50.41% of the Company’s issued and outstanding common stock, in exchange for the 20,000,000 outstanding shares of UFIL and a cash payment of US$50,000 from UFIL. Immediately after giving effect to the exchange, the Company had 29,756,000 shares of its common stock outstanding. Pursuant to this exchange, UFIL became a wholly-owned subsidiary of the Company and most of the Company’s business operations are now conducted through UFIL’s wholly-owned subsidiary, Beijing Orsus Xelent Technology & Trading Company Limited (“Xelent“).

On April 19, 2005, the Company, formerly known as Universal Flirts Corp., changed its list name to Orsus Xelent Technologies, Inc.

In July, 2005, a wholly owned subsidiary of Orsus Xelent Trading (HK) Company Limited (“OXHK”), was incorporated under the laws of Hong Kong. This subsidiary is engaged in the trading of cellular phones and accessories with overseas customers. In September 2005, OXHK commenced its Hong Kong operations to sell and distribute our cellular phone products and technical support services to customers outside the People’s Republic of China (“PRC“).

In April 2007, the Company’s common shares were approved for listing on NYSE Amex (formerly known as the American Stock Exchange) and began trading on NYSE Amex on May 10, 2007 under the ticker symbol “ORS”.

On April 27, 2011, the Company filed a Certificate of Amendment of its Certificate of Incorporation to effect a one-for-twelve reverse split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share.  The Certificate of Amendment was effective upon filing on April 27, 2011.  The Company’s stockholders, at the 2010 Annual Meeting of Stockholders, had previously authorized the Company’s Board of Directors (the “Board”) to effect a reverse stock split at a ratio of up to one-for-thirty to be determined by the Board.  There was no change to the authorized shares of common stock of the Company as a result of the reverse stock split. Any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the next whole share.  The Company’s new CUSIP number following the reverse split is 68749U205.

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

The Company did not reach the objectives established at the beginning of 2010 for its products strategy and operation results for the second quarter of 2011.  For low priced products, the cost was not low enough to obtain the incentives and support from telecom operators; while for middle and high priced products, the establishment and development of successful sales channels were not strong enough.  Looking forward to the next quarter of 2011, we will focus on the R&D of products which match the requirements from telecom operators to maintain an established sales channel.

In the area of marketing development, we will focus on markets in developing regions such as Africa while maintaining our traditional domestic market and creating more commercial opportunities by focusing on the R&D of products which meet the requirements and plans of telecom operators and match market trends.

Going Concern

For the quarter ended June 30, 2011, we also had a going-concern issue.  We realized a net loss of US$2,879,000. Furthermore, the working capital created from daily operations is not sufficient to support the operation of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the six months ended June 30, 2011 and 2010, respectively (in thousand USD):

	Six months ended		Six months ended
	30-Jun-11		30-Jun-10		Comparison
	US$000’	% of Revenue	US$000’	% of Revenue	US$000’	%

Net sales	8,556	100.00%	14,064	100.00%	(5,508)	(39.16)%
Cost of sales	7,789	91.04%	12,992	92.38%	(5,203)	(40.05)%
Sales expenses	12	0.14%	62	0.44%	(50)	(80.65)%
General & administrative expenses	746	8.72%	142	1.01%	604	425.35%
Research and development expenses	0	0.00%	9	0.06%	(9)	(100.00)%
Depreciation and amortization	10	0.12%	15	0.11%	(5)	(33.33)%
Allowance for doubtful accounts	0	0.00%	(251)	(1.78)%	251	(100.00)%
Interest expenses	(674)	(7.88)%	(790)	(5.62)%	116	(14.68)%
Other (expenses)/income, net	29,827	348.61%	(1,252)	(8.90)%	31,079	(2,482.35)%
Income before income tax expense	29,152	340.72%	(947)	(6.74)%	30,099	(3,178.35)%
Deferred taxes benefit	-	-	245	1.74%	(245)	(100.00)%
Net (loss)/income	29,152	340.72%	(702)	(4.99)%	29,854	(4,252.71)%

Net sales

For the six months ended June 30, 2011, the total revenues of the Company were US$8,556,000, representing a decrease of 39.16% as compared to US$14,064,000 in the same period of 2010. We have analyzed detailed reasons for the sales revenue decrease under the “Business Review” section of this Item 2.

Products Segment

For the six months ended June 30, 2011, the Company’s sales were primarily attributable to the following products:

	Six months ended June 30, 2011
Cellular phones model	Amount (US$’000)	% of total revenue
F608	2,027	24%
TC158	1,734	20%
YT668	1,692	20%
A1806	1,435	17%
Total	6,878	81%

Customer Segments

For the six months ended June 30, 2011, our sales in the aggregate amount of US$8,101,000 were derived mainly from Xingwang.  Xingwang has been our most important distributor for a long period of time. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Six months ended June 30, 2011
	Amount (US$’000)	% of total sales
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	8,101	94.68%
Jinan Wanxiang	361	4.22%
Shenzhen Oubei	94	1.1%
Total	8,556	100%

Gross Margin

For the six months ended June 30, 2011, gross profit rate was 8.96%, representing an increase of 1.34% in gross profit when compared to the same period of 2010 which was 7.62%.  As one key sales strategy of the initial two quarters of 2011, the Company has adjusted the sales price for some of its key products, decreased the trading and selling of low price products which increased the gross profit to a reasonable level compared with the same period of last year.

For the six months ended June 30, 2011, F608 products have contributed approximately 24% of our revenue in the quarterly financial results. Marketed at a very reasonable price, these F608 products were sold in such a large quantity that they boosted the Company’s overall gross margin for this quarter.

Under the guidance of its previously planned products strategy, the Company will focus on broadening its sales channels for high-profit customized products and enhancing its existing customer base and sales channel in the traditional low-priced market. To maintain a sustainable growth in gross margin, the Company is planning to extend its product development in line with telecom operators’ requirements.

Selling expenses

Selling expenses mainly represent payments made to sales personnel and transportation costs.

For the six months ended June 30, 2011, selling expenses were US$12,000, or 0.14% of revenues, representing a US$50,000 decrease compared with US$62,000 for the corresponding period in 2010.

The decrease in selling expenses was due to an overall decrease in sales as compared to the same period of 2010.

Research and Development (R&D) expenses

For the six months ended June 30, 2011, R&D expenses were US$0, representing a decrease with US$9,000 compared with the same period of 2010. This is due to the fact that there were no new R&D activities planned and performed in the first two quarters of 2011 and the salary of R&D staff has been reallocated into G&A expenses.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the six months ended June 30, 2011, total general and administrative expenses were US$746,000, or 8.72% of total revenues, representing an increase of US$604,000, or 425.35% as compared to US$142,000, or 1.01%, of the total revenues for the corresponding period in 2010. The sharp increase of G&A expense is due to newly accrued bad debt allowance which aging exceeds 90 days for the customer China Electronic Equipments Co., Ltd with the amount of US$703,000.

Interest expenses

For the six months ended June 30, 2011, interest expenses decreased by US$116,000 compared with the same period in 2010 because the Company failed to make timely interest payments on its outstanding loans.

Other (expenses) income, net

For the six months ended June 30, 2011, other income were US$29,827,000, or 348.61% of total revenues, representing an increase of US$31,079,000, or 2,482.35% as compared to US$(1,252,000), or 8.9%, of the total revenues for the corresponding period in 2010. The significant change is due-to the newly guarantee contract has been signed in first quarter of 2011, as such, part of the accounts receivable which was expensed as bad debt allowance in 2010 has been reversed back.

Provision for income taxes

For the six months ended June 30, 2011, provision for income taxes decreased by US$245,000 compared with the same period in 2010 due to an adjustment of a deferred tax benefit.

Net income

For the six months ended June 30, 2011, our net income was US$29,152,000 or a net profit margin of 340.72%, representing an increase of US$29,854,000, as compared to US$(702,000), or a net profit margin of (4.99)% in the same period of 2010. The significant increase for the net income is due to the charge back of expensed bad debt allowance in 2010.

The following table summarizes our operating results for the three months ended June 30, 2011 and 2010, respectively (in thousand USD):

	Three months ended		Three months ended
	30-Jun-11		30-Jun-10		Comparison
	US$000’	% of Revenue	US$000’	% of Revenue	US$000’	%

Net sales	4,642	100.00%	6,473	100.00%	(1,831)	(28.29)%
Cost of sales	4,252	91.60%	5,997	92.65%	(1,745)	(29.10)%
Sales expenses	6	0.13%	21	0.32%	(15)	(71.43)%
General & administrative expenses	722	15.55%	115	1.78%	607	527.83%
Research and development expenses	0	0.00%	4	0.06%	(4)	(100.00)%
Depreciation and amortization	5	0.11%	7	0.11%	(2)	(28.57)%
Interest expenses	(341)	(7.35)%	(577)	(8.91)%	236	(40.90)%
Other (expenses)/income, net	(2,195)	(47.29)%	0	0.00%	(2,195)	0.00%
Income before income tax expense	(2,879)	(62.02)%	(248)	(3.83)%	(2,631)	1,060.89%
Net (loss)/income	(2,879)	(62.02)%	(248)	(3.83)%	(2,631)	1,060.89%

Net sales

For the three months ended June 30, 2011, the total revenues of the Company were US$4,642,000, representing a decrease of 28.29% as compared to US$6,473,000 in the same period of 2010. We have analyzed detailed reasons for the sales revenue decrease under the “Business Review” section of this Item 2.

Products Segment

For the three months ended June 30, 2011, the Company’s sales were primarily attributable to the following products:

	Three months ended June 30, 2011
Cellular phones model	Amount (US$’000)	% of total revenue
TC158	1,734	37%
A1806	1,435	31%
YT668	993	21%
Total	4,162	89%

Customer Segments

For the three months ended June 30, 2011, our sales in the aggregate amount of US$4,642,000 were derived mainly from Xingwang.  Xingwang has been our most important distributor for a long period of time. It is one of the largest distributors in mainland China and has sales networks in major cities across the PRC.

	Three months ended June 30, 2011
	Amount (US$’000)	% of total sales
Beijing Xingwang Shidai Tech & Trading Co., Ltd.	4,642	100%
Total	4,642	100%

Gross Margin

For the three months ended June 30, 2011, gross profit rate was 8.4%, representing an increase of 1.05% in gross profit when compared to the same period of 2010 which was 7.35%.  As one key sales strategy of the second quarter of 2011, the Company has adjusted the sales price for some of its key products, decreased the trading and selling of low price products which increased the gross profit to a reasonable level compared with the same period of last year.

For the three months ended June 30, 2011, TC158 products have contributed approximately 37% of our revenue in the quarterly financial results. Marketed at a very reasonable price, these TC158 products were sold in such a large quantity that they boosted the Company’s overall gross margin for this quarter.

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

For the three months ended June 30, 2011, selling expenses were US$6,000, or 0.13% of revenues, representing a US$15,000 decrease compared with US$21,000 for the corresponding period in 2010.

The decrease in selling expenses was due to an overall decrease in sales as compared to the same period of 2010.

Research and Development (R&D) expenses

For the three months ended June 30, 2011, R&D expenses were US$0, representing a decrease with US$4,000 compared with the same period of 2010. This is due to the fact that there were no new R&D activities planned and performed in the first quarter of 2011 and the salary of R&D staff has been reallocated into G&A expenses.

General and administrative expenses

General and administrative expenses primarily consist of compensation for personnel, travel expenses, rental, materials expenses related to ordinary administration and fees for professional services.

For the three months ended June 30, 2011, total general and administrative expenses were US$722,000, or 15.55% of total revenues, representing an increase of US$607,000, or 527.83% as compared to US$115,000, or 1.78%, of the total revenues for the corresponding period in 2010.  The sharp increase of G&A expense is due to newly accrued bad debt allowance which aging exceeds 90 days for the customer China Electronic Equipments Co., Ltd with the amount of US$703,000.

Interest expenses

For the three months ended June 30, 2011, interest expenses increased by US$341,000 compared with the same period in 2010 because the Company accrued additional interest on outstanding bank loans in three months ended at June 30, 2011.

Other (expenses) income, net

For the three months ended June 30, 2011, other expenses were US$2,195,000. These expenses are due to an increase of accrued penalties for long term outstanding accounts payable. Since accounts payable increased in the second quarter of 2011, accrued penalties increased accordingly.

Provision for income taxes

For the three months ended June 30, 2011, provision for income taxes is US$0 compared with the same period in 2010.

Net income

For the three months ended June 30, 2011, our net income was US$(2,879,000) or a net profit margin of (62.02%), representing a decrease of US$2,631,000, as compared to US$(248,000), or a net profit margin of (3.83%) in the same period of 2010. The significant decrease is due to (a) newly accrued bad debt allowance for the additional accounts receivable not covered by the guarantee contract with Xingwang and Zhonghui, (b)  sales in the second quarter of 2011 decreased compared with the same period of 2010 and (c) the Company accrued additional interest penalties on outstanding loans in the second quarter of 2011.

LIQUIDITY AND SOURCES OF CAPITAL

The Company’s business relies on few distributors. In the current economic environment, turnover days of accounts receivable due from these distributors are longer. At financial year ended at December 31, 2010, per the consideration of prudence, the Company recognized US$33,836,000 of bad debt for which the aging has exceeded 360 days and the debt is not guaranteed by Zhonghui, a third party guarantee company. The agreement was renewed on March 30, 2011 among the Company, Zhonghui and Xingwang.  Under this contract, Zhonghui renewed its guarantee amount to the Company for any receivables to Xingwang from RMB300 million to not more than RMB500 million. At June 30, 2011, the Company newly accrued US$2,929,000 as bad debt allowance due to an accounts receivables increase in the second quarter of 2011 but the newly increased part could not be covered by guarantee contract with Xingwang and Zhonghui renewed on March 30, 2011. On August 19, 2011, guarantee contract signed on March 30, 2011 was again renewed and Zhonghui increased its guarantee amount to the Company for any receivables to Xingwang from RMB500 million to not more than RMB650 million. This new agreement covers the same period as the prior contract, from January 1, 2011 to December 31, 2011.

As a further strategy, the Company will continuously focus on the collection from its distributors.

The Company has limited cash and cash equivalents on hand and may obtain loans from banks to finance business operation from time to time. The Company currently has an overdue loan from Beijing Rural Commercial Bank at June 30, 2011. The Company is negotiating an extension of the term with the bank.

The Company did not pay salaries and welfare to employees in the second quarter of 2011 due to a difficulty in cash flow.

We generally finance our operations from cash flow generated internally and short-term financing from domestic banks in China.

As of June 30, 2011, we had current assets of US$112,148,000. Current assets are mainly comprised of accounts receivable of US$100,361,000, advances to suppliers of US$10,393,000, cash and cash equivalents of US$3,000, pledged deposits of US$1,364,000, restricted cash of US$4,000 and other current assets of US$23,000.

As of June 30, 2011, our current liabilities were US$87,131,000 and included short-term bank loans of US$9,932,000, short-term loan payable of US$325,000, accounts payable of US$14,745,000, accrued expenses and other accrued liabilities of US$5,631,000, trade deposits received of US$4,869,000, amounts due to shareholders of US$683,000, income taxes payable of US$6,206,000, other taxes payable of US$28,166,000 and liabilities for possible settlement to accounts payable of US$16,574,000.

We offer two different trading terms to our customers: cash-on-delivery or credit terms of 45-120 days.  As of June 30, 2011, our accounts receivable had increased by US$40,315,000 to US$100,361,000, as compared to US$60,046,000 on December 31, 2010. The increase in accounts receivables was mainly due to the Zhonghui Guarantee renews guarantee contract with the Company, guaranteed amount are increased from RMB300 million to RMB650 million, accordingly, management of the Company charged back US$33,704 accounts receivables.

As of June 30, 2011, our advances to suppliers were US$10,393,000, which represented an increase of US$232,000 as compared with US$10,161,000 as of December 31, 2010. The increase was primarily because purchases in the current quarter increased from the same period last year.

As of June 30, 2011, our other current assets were US$23,000, which represented an increase of US$4,000, as compared to US$19,000 as of December 31, 2010. The increase is due to exchange rate adjustments.

As of June 30, 2011, our accounts payable were US$14,745,000, which represents an increase of US$3,813,000, or 34.91%, as compared to US$10,923,000 as of December 31, 2010. This increase was mainly because purchases in the current quarter increased from the same period last year.

As of June 30, 2011, accrued expenses and liabilities were US$5,631,000, representing an increase of US$601,000 or 11.95%, compared to US$5,030,000 as of December 31, 2010. The increase was mainly due to accrued salary and accrued VAT during the past period.

During this quarter, we made no allowance for warranty problems because, during this period, after-sale services for newly-launched products were undertaken by OEM factories, rather than the Company. Therefore, allowances were not made for these after-sale services.

As of June 30, 2011, income tax payable was US$6,206,000, representing an increase of US$138,000 or 2.27%, compared to US$6,068,000 as of December 31, 2010.  The increase was mainly due to foreign exchange rate adjustments.

As of June 30, 2011, cash and bank balances were mainly denominated in Renminbi (“RMB”). Our revenue and expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars (“USD”). The Company operations are mainly denominated in RMB.

CASH FLOWS

	Three Months Ended June, 31
	2011	2010
	Amount in thousand US dollars ($’000)

Net cash used in operating activities	$(221)	$(368)
Net cash used in investing activities		0
Net cash provided by financing actives		0
Effect of foreign currency exchange rate changes on cash and cash equivalents	219	0
Net (decrease) / increase in cash and cash equivalents	$(2)	$(368)

Net cash used in operating activates:

The cash used in operating activities increased from US$(368,000) to US$(221,000), which was due to decreased activities and respectively reduced expenses in the second quarter of 2011.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to bank loans. Aggregate bank loans as of June 30, 2011, were US$9,932,000. The interest rates on these bank loans for the three months ended June 30, 2011 were 6.372% to 10.080% per annum.

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

(a)            On August 19, 2011 the Company entered into a Credit Guarantee Contract with Beijing Xingwang Shidai Tech & Trading Co., Ltd (“Xingwang”) and Zhong Hui Guarantee Corporation (“Zhonghui”), attached hereto as Exhibit 10.6, by which Zhonghui renewed its guarantee for any sales to Xingwang from RMB500 million to not more than RMB650 million. The agreement covers the period from January 1, 2011 to December 31, 2011.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the fiscal quarter ended June 30, 2011.

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

10.2
Master Distributor Agreement, dated as of August 7, 2008, by and between Beijing Orsus Xelent Technology & Trading Company Limited and Beijing Xingwang Shidai Commerce Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2008)

10.3
Lease Contract, dated as of January 1, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011)

10.4
Extension of Lease Contract, dated as December 31, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011)

10.5
Credit Guarantee Contract, dated March 30, 2011, by and among  Beijing Xingwang Shidai Tech & Trading Co., Ltd, Beijing Orsus Xelent Tech& Trading Company, and Zhong Hui Guarantee Corporation (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2011)

10.6	Credit Guarantee Contract, dated August 19, 2011, by and among Beijing Xingwang Shidai Tech & Trading Co., Ltd, Beijing Orsus Xelent Tech& Trading Company, and Zhong Hui Guarantee Corporation *

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORSUS XELENT TECHNOLOGIES, INC.

By:	/s/ Guoji Liu
Guoji Liu
Chief Executive Officer

By:	/s/ Hua Chen
Hua Chen
Chief Financial Officer

Date:  August  22, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

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

10.2
Master Distributor Agreement, dated as of August 7, 2008, by and between Beijing Orsus Xelent Technology & Trading Company Limited and Beijing Xingwang Shidai Commerce Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2008)

10.3
Lease Contract, dated as of January 1, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011)

10.4
Extension of Lease Contract, dated as December 31, 2009, by and between Beijing Longyida Property Management Co. Ltd. and Orsus Xelent Technologies, Inc. (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011)

10.5
Credit Guarantee Contract, dated March 30, 2011, by and among  Beijing Xingwang Shidai Tech & Trading Co., Ltd, Beijing Orsus Xelent Tech& Trading Company, and Zhong Hui Guarantee Corporation (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2011)

10.6	Credit Guarantee Contract, dated August 19, 2011, by and among Beijing Xingwang Shidai Tech & Trading Co., Ltd, Beijing Orsus Xelent Tech& Trading Company, and Zhong Hui Guarantee Corporation *

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith